Form 10-Q
period 2014-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2014-08-14
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of outstanding shares of the registrant’s Common Stock on August 12, 2014 was 1,190,287,218.

NeoMedia Technologies, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$64	$267
Accounts receivable	149	295
Prepaid expenses and other current assets	67	107
Total current assets	280	669
Property and equipment, net	2	5
Goodwill	3,418	3,418
Patents and other intangible assets, net	1,076	1,213
Other long-term assets	20	-
Total assets	$4,796	$5,305

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$435	$236
Accrued expenses	461	291
Deferred revenues and customer prepayments	1,689	2,252
Notes payable	50	56
Derivative financial instruments - warrants	40	620
Derivative financial instruments - Series C and D preferred stock and debentures payable	51	296
Debentures payable - carried at fair value	34,942	38,250
Total current liabilities	37,668	42,001

Commitments and contingencies

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,597 and 4,816 shares issued and outstanding, respectively, and a liquidation value of $4,597 and $4,816 at June 30, 2014 and December 31, 2013, respectively	4,597	4,816
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 and 3,481 shares issued and outstanding, respectively, and a liquidation value of $348 and $348, respectively, at June 30, 2014 and December 31, 2013	348	348

Shareholders' deficit:
Common stock, no par value, 7,500,000,000 shares authorized, 488,057,870 and 332,321,819 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	4,985	4,985
Additional paid in capital	191,400	190,946
Accumulated deficit	(233,321)	(236,910)
Accumulated other comprehensive loss	(102)	(102)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders' deficit	(37,817)	(41,860)
Total liabilities and shareholders' deficit	$4,796	$5,305

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenue	$654	$1,667	$1,657	$2,269
Cost of revenues	87	269	245	300
Gross profit	567	1,398	1,412	1,969

Sales and marketing expenses	40	47	55	108
General and administrative expenses	742	665	1,345	1,522
Research and development costs	145	172	322	384
Other operating income	-	(227)	-	(227)

Operating income (loss)	(360)	741	(310)	182

Gain (loss) from change in fair value of hybrid financial instruments	(628)	(433)	(1,173)	24,054
Gain (loss) from change in fair value of derivative liability - warrants	207	258	580	3,424
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	107	55	244	1,998
Gain on extinguishment of Debt	4,247	-	4,247	-
Interest income	-	16	-	16

Net income	3,573	637	3,588	29,674

Deemed dividends on convertible preferred stock	-	(16)	-	(16)
Deemed dividends on convertible debentures	-	(681)	-	(681)

Net income (loss) available to common shareholders	$3,573	$(60)	$3,588	$28,977

Comprehensive income (loss):
Net income (loss)	3,573	637	3,588	29,674
Foreign currency adjustment	-	22	-	133

Comprehensive income (loss):	$3,573	$659	$3,588	$29,807

Net income (loss) per common share, basic and diluted:
Basic	$0.01	$0.00	$0.70	$0.14
Fully diluted	$0.009	$0.00	$0.63	$0.11

Weighted average number of common shares:
Basic	359,568,430	270,512,776	351,339,588	215,354,974
Fully diluted	398,000,130	308,944,476	389,771,288	253,786,674

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the six months ended June 30,
	2014	2013
		(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$3,588	$29,674
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	141	253
(Gain) loss from change in fair value of hybrid financial instruments	1,173	(24,054)
(Gain) loss from change in fair value of derivative liability - warrants	(580)	(3,424)
(Gain) loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	(244)	(1,998)
Stock-based compensation	-	1
Gain on Extinguishment of Debt	(4,247)	-
Changes in operating assets and liabilities:
Accounts receivable	146	(441)
Prepaid expenses and other assets	20	80
Accounts payable and accrued expenses	369	142
Deferred revenues and customer prepayments	(563)	(1,108)
Net cash used in operating activities	(197)	(875)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Borrowing under short-term debenture note payable	50	-
Payments on short-term notes payable	(56)	-
Net cash (used) provided by financing activities	(6)	-

Effect of exchange rate changes on cash	-	334

Net change in cash and cash equivalents	(203)	(541)

Cash and cash equivalents, beginning of period	267	611
Cash and cash equivalents, end of period	$64	$70

Supplemental cash flow information:
Non-cash financing activities:
Series C preferred stock converted to common stock	$219	$24
Convertible debentures converted to common stock	234	2,561
Deemed dividend on Series C preferred stock issued	-	16
Deemed dividend on convertible debentures converted	-	681

See accompanying notes.

 NeoMedia Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

  (Unaudited)

Note 1 – General

NeoMedia Technologies, Inc. a Delaware corporation (the “Company,” “NeoMedia,” “we,” “us,” “our,” and similar terms), was founded in 1989 and is headquartered in Boulder, Colorado. We have positioned ourselves to lead the development of mobile barcode technology and services solutions that enable the mobile barcode ecosystem world-wide. NeoMedia harnesses the power of the mobile phone in innovative ways with state-of-the-art mobile barcode solutions. With this technology, mobile devices with cameras become barcode scanners, enabling a range of practical applications including mobile marketing and mobile commerce. In addition, we offer licensing of our extensive intellectual property portfolio.

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. We believe these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of the financial statements. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on March 17, 2014. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. In addition, as we communicated in a Periodic Report on Form 8-K on July 29, 2014, we are going to be restating certain of our financial statements by filing amendments to our previously filed Form 10-K for December 31, 2013 (and interim periodic reports on Form 10-Q within 2013) and the previously filed Form 10-Q for March 31, 2014.  We and the SEC have concluded that certain modifications in the Company’s valuation methodology, deemed as accounting estimates by the Company, contained errors with respect to the valuation of convertible debentures issued by the Company, in that such methodology did not capture the debentures’ potentially dilutive effect upon their conversion into common stock.  Please see the disclosure immediately below entitled “Restatement to 2013 Interim Reporting and of the December 31, 2013 Balance Sheet” for further information as these changes in valuation methodology has affected our previously filed interim report on Form 10-Q for June 30, 2013.

Basis of Presentation – The condensed consolidated financial statements include the accounts of NeoMedia and its wholly owned subsidiaries. We operate as one reportable segment. All intercompany accounts, transactions and profits have been eliminated in consolidation.  Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year's presentation.

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

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. Our net income for the six months ended June 30, 2014 was $3.6 million as compared to net income of $30 million for the same period in 2013. The operating results for the six months ended June 30, 2014 included $3.9 million of net gains related to financing instruments, and the operating results for the same period in 2013 included $29.5 million of net gains related to financing instruments.

Net cash used in operations during the six months ended June 30, 2014 was $197,000 as compared to net cash used in operations of $875,000 during the six months ended June 30, 2013. As of June 30, 2014, we have an accumulated deficit of $233.3 million. We also have a working capital deficit of $37.4 million, including $35 million in current liabilities for our derivative and debenture financing instruments.

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

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of shares of common stock outstanding. During the first six months of 2014, there were 155,729 million shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into shares of common stock.

Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Restatement to 2013 Interim Reporting – As noted above and disclosed initially in our Periodic Report on Form 8-K on July 29, 2014, during the three month period ended March 31, 2014, for fair value accounting of the derivative financial instruments and debentures payable, we reassessed the valuation techniques used to estimate the liability fair values. Based on the assessment, including discussions with the third-party valuation firm assisting us with the calculation, we determined that the valuation technique should be modified to consider the potentially dilutive impact on the stock price resulting from the issuance of additional shares of common stock upon the conversion of the instruments as well as the resulting value in comparison to our market capitalization.

We agree with the SEC’s assertion that certain modifications in our valuation methodology contained errors with respect to the valuation of convertible debentures issued by us. We are restating the June 30, 2013 three month and six month periods to reflect the change in valuation technique and correction of the fair value accounting of the derivative financial instruments and debentures payable. In addition, we are also restating our December 31, 2013 Balance Sheet as it pertains to the Fair Value of our Warrants, Preferred Series C & D and Convertible Debentures to amounts as stated below from how they were reported as of December 31, 2013 in our 10-K:

	December 31, 2013 (as previously reported)	Adjustments	December 31, 2013 (Restated)
Derivative Financial Instruments – warrants	$684	$64	$620

Derivative Financial Instruments – Series C and D PS and DP	$23,606	$23,310	$296

Debentures payable – carried at fair value	$257,451	$219,201	$38,250

Total Liabilities	$284,576	$242,575	$42,001

Accumulated deficit	$(479,485)	$242,575	$(236,910)

Total shareholders’ deficit	$(284,435)	$242,575	$(41,860)

The tables below reflect the changes in restating the derivative liabilities for the three months and six months ended June 30, 2013:

Derivative Liability Restatement for the 3 months ended June 30, 2013:

	3 Mos. June 30, 2013 (as previously reported)	Adjustments	3 Mos. June 30, 2013 (as Restated)
Gain (loss) from change in fair value of hybrid financial instruments	$(29,569)	$29,136	$(433)

Gain (loss) from change in fair value of derivative liability – warrants	$289	$(31)	$258

Gain (loss) from change in fair value of derivative liability – Series C & D	$(1,849)	$1,904	$55

Net income (loss)	$(30,372)	$31,009	$637

Net income (loss) available to common shareholders	$(30,372)	$(30,312)	$(60)

Comprehensive income (loss)	$(30,595)	$31,254	$659

Derivative Liability Restatement for the 6 months ended June 30, 2013:

	6 Mos. June 30, 2013 (as previously reported)	Adjustments	6 Mos. June 30, 2013 (as Restated)
Gain (loss) from change in fair value of hybrid financial instruments	$(22,795)	$46,849	$24,054

Gain (loss) from change in fair value of derivative liability – warrants	$3,411	$13	$3,424

Gain (loss) from change in fair value of derivative liability – Series C & D	$(2,149)	$4,147	$1,998

Net income (loss)	$(21,284)	$50,958	$29,674

Net income (loss) available to common shareholders	$(21,284)	$50,261	$28,977

Comprehensive income (loss)	$(21,618)	$51,425	$29,807

Statement of Cash Flows:

	6 Mos. June 30, 2013 (as previously reported)	Adjustments	6 Mos. June 30, 2013 (as Restated)
Net income (loss)	$(21,284)	$50,958	$29,674

Gain (loss) from change in fair value of hybrid financial instruments	$2,149	$(26,203)	$(24,054)

Gain (loss) from change in fair value of derivative liability – warrants	$(3,411)	$(13)	$(3,424)

Gain (loss) from change in fair value of derivative liability – Series C & D Preferred Shares	$22,795	$(24,793)	$(1,998)

Net cash used in operating activities	$(874)	$(1)	$(875)

Merger and Reverse Stock Split – On May 11, 2014, the Company completed an Agreement and Plan of Merger (the “Merger Agreement”) with Qode Services Corporation (“Qode”), a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, Qode was merged into the Company and ceased to exist upon completion of the merger.  The Company continued as the surviving corporation. Under the terms of the Merger Agreement, the Company’s charter was amended to provide for an increase in the amount of common stock authorized shares, and each share of the Company’s common stock issued and outstanding immediately prior to the merger continued to remain outstanding and remain unchanged, except that (i) the par value changed from $0.001 per share to no par value per share, and (ii) each fifteen shares of common stock issued and outstanding were combined and converted into 1 share of common stock (the “Reverse-Split”). The amount of authorized shares of common stock was also increased from 5 billion to 7.5 billion shares. Prior period amounts have been retroactively adjusted for the Reverse-Split in order to be comparable and conform to the current period presentation.

Extinguishment of Debenture - In connection with the completion of the merger, the holder of the secured convertible debentures agreed to enter into amendments to decrease the aggregate face amount of debt by $5.0 million. The forgiveness of debt on the secured convertible debentures exceeded a significance threshold relative to cash flows prescribed by ASC Topic 470-50, Debt Modifications and Extinguishments. Accordingly, the modifications of the amounts due under these arrangements were accounted for as extinguishments, whereby the existing debentures were considered to be retired and new debentures issued. The fair value of the forgiven balance of $4.247 million was determined as of May 11, 2014 and recorded as a gain on extinguishment of debt in the condensed consolidated statements of operations. See Note 4 – Financings for additional discussion.

Basic and Diluted Net Income (Loss) Per Common Share – The components of basic and diluted income (loss) per share attributable to NeoMedia Technologies, Inc. common stock shareholders were as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(restated)		(restated)
Numerator:
Net income (loss) available to common shareholders	$3,573	$(60)	$3,588	$28,977
Effect of dilutive securities
Hybrid financial instruments	-	(433)	(29,151)	(24,054)
Derivative liability - warrants	-	258	(40)	(3,424)
Derivative liability - Series C and D preferred stock and debentures	-	55	(1,992)	(2,149)
Numerator for diluted income (loss) per common share	$3,573	$(180)	$(27,595)	$(650)

Denominator:
Weighted average shares used to compute basic income (loss) per common share	359,568,430	270,512,776	351,339,588	215,354,974
Effect of dilutive securities:
Hybrid financial instruments	32,949,714	32,949,714	32,949,714	32,949,714
Derivative liability - warrants	2,083,292	2,083,292	2,083,292	2,083,292
Derivative liability - Series C and D preferred stock and debentures	3,398,694	3,398,694	3,398,694	3,398,694
Denominator for diluted income (loss) per common share	398,000,130	308,944,476	389,771,288	253,786,674

Basic income (loss) per common share	$.010	$0.00	$0.01	$0.14
Diluted income (loss) per common share	$.009	$0.00	$0.09	$0.11

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. ASU Update 2014-09 Revenue From Contracts With Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers with an effective date after December 15, 2016 will be evaluated as to impact and implemented accordingly.

 Note 3 – Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(in thousands)
Accrued operating expenses	$237	$112
Accrued payroll related expenses	43	65
Accrued legal fees	181	114
Total	$461	$291

Note 4 – Financing

At June 30, 2014, financial instruments arising from our financing transactions with YA Global Investments, L.P. (“YA Global”), an accredited investor, included shares of our Series C Convertible Preferred Stock issued in February 2006, Series D Convertible Preferred Stock issued in January 2010, a series of four consolidated secured convertible debentures (the “Consolidated Debentures”) issued July 1, 2013 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

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

On April 25, 2014, the Company entered into a Reaffirmation and Ratification Agreement with YA Global. Under the terms of the agreement, YA Global agreed to reduce the outstanding principal for certain of the Consolidated Debentures by $5.0 million. The reduction of principal resulted in debt extinguishment income of $4.247 million for the quarter ended June 30, 2014. The agreement also summarizes and affirms all principal amounts presently outstanding and owed by the Company to YA Global under all of the outstanding financing documents and debentures issued by the Company to YA (the “Financing Documents”). Pursuant to the agreement, the Company (i) ratified the terms of the Financing Documents and agreed that they remain in full force and effect, (ii) confirmed that the collateral rights granted to YA Global under the Financing Documents secure the obligations created thereunder, (iii) confirmed that the occurrence of an “event of default” under any of the Financing Documents would constitute an “event of default” under all of the Financing Documents, and (iv) agreed to execute and deliver to YA Global all such additional documents as reasonably required by YA Global to correct any document deficiencies, or to vest or perfect the Financing Documents and the collateral granted therein, and authorized YA Global to file any financing statements and take any other actions necessary to perfect YA Global’s security interests in any such collateral. As part of the $5 million debt reduction, the Debentures were reduced from six to three.

In addition, a secured debenture was issued on May 27, 2014 for $50,000 to YA Global. Interest is payable annually at 12%. The note is due May 15, 2016. The funds are being used for working capital.

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of June 30, 2014:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back period
				Anti- Dilution
Debenture	Face	Interest	Fixed	Adjusted		Look-back
Issuance Year	Amount	Rate	Price	Price	%	Period
	(in thousands)
2006	$1,962	9.5%	$2.00	$0.001235	90%	125 Days
2007	547	9.5%	$2.00	$0.001235	90%	125 Days
2007	272	-	$2.00	$0.001170	95%	125 Days
2008	1,187	9.5%	$2.00	$0.001235	90%	125 Days
2008	830	-	$2.00	$0.001170	95%	125 Days
2009	91	9.5%	$2.00	$0.001235	90%	125 Days
2011	1,614	9.5%	$2.00	$0.001235	90%	125 Days
2012	210	-	$2.00	$0.001170	95%	125 Days
2013	22,084	9.5%	$2.00	$0.001235	90%	125 Days
2013	7,127	-	$2.00	$0.001170	95%	125 Days
Total	$35,924

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

Conversions and Repayments – Our preferred stock and convertible debentures are convertible into shares of our common stock. Upon conversion of any of the convertible financial instruments in which the compound embedded derivative is bifurcated, the carrying amount of the instrument and the related derivative liability are credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized. For instruments that are recorded in their entirety at the fair value of the hybrid instrument, the fair value of the hybrid instrument converted is credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized. The trading market price of our common stock (and the conversion price) has been less than its par value from time to time. Until May 11, 2014 we were limited to issuing shares of common stock at no less than the par value, and all shares of our common stock issued in those conversions were issued at par value. However, the methodology used to estimate the number of shares of convertible debentures and preferred stock converted until May 11, 2014 are based upon the value received for the shares issued, with the difference between that value and the par value being recorded as a deemed dividend.

Based upon the terms of the merger agreement effective May 11, 2014, the company’s shares of common stock have no par value. We are no longer limited to issuing shares of common stock at a price less than par value. The methodology used to issue the shares of common stock upon conversion of convertible debentures and preferred stock is based upon the value received for the shares of common stock issued. The value received is recorded as additional paid in capital and no deemed dividends are required to be recorded.

The following table provides a summary of the preferred stock conversions that have occurred since inception and the number of shares of common stock issued upon conversion.

	Preferred shares	Preferred shares	Preferred shares	Common shares
	issued	converted	remaining	issued
	(in thousands)

Series C Preferred Stock	22	17	5	97,468
Series D Preferred Stock	25	22	3	16,344

The outstanding principal and accrued interest for the debentures as of June 30, 2014 is reflected in the following table in addition to the principal and interest converted since inception and the number of shares of common stock issued upon conversion.

	Outstanding principal and accrued interest at June 30, 2014	Principal and accrued interest converted since inception	Common Shares issued
	(in thousands)

Debentures	$38,929	$11,981	372,828

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

Effective May 2014, in connection with the merger and a concurrent reverse stock split of 15 to 1 as described in Note 2, the exercise price of the warrants increased to $0.0015 from $0.0001 per share. These changes resulted in a decrease in the value of the warrants of approximately $207,000 during the quarter ended June 30, 2014, as reflected in the gain from the change in fair value of derivative liabilities – warrants.

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

Assumptions used in calculating the preferred share values as of June 30, 2014 included a remaining equivalent term of 1.09 years, annualized volatility of 205%, stated dividend of 8%, equivalent credit-risk adjusted rate of 13.0% and conversion price of $0.001261. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. During the three months ended March 31, 2014, we modified the valuation technique to consider the potentially dilutive impact on the stock price resulting from the issuance of additional common shares upon the conversion of the preferred shares and convertible debentures.

The following table reflects the face value of the instruments and the fair value of the separately recognized compound embedded derivative, as well the number of common shares into which the instruments are convertible as of June 30, 2014 and December 31, 2013.

June 30, 2014

	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,597	$4,597	$48	3,159,450
Series D Preferred Stock	348	348	3	239,244
Total	$4,945	$4,945	$51	3,921,570

December 31, 2013

	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,816	$4,816	$276	24,823,015
Series D Preferred Stock	348	348	20	1,794,330
Total	$5,164	$5,164	$296	26,617,345

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our quoted common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of June 30, 2014 and December 31, 2013 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures in the accompanying consolidated statements of operations.

Gain (loss) from change in fair value of derivative liability – Series C and D Preferred Stock and debentures

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
	(in thousands)		(in thousands)
Series C Preferred Stock	$100	$76	$228	$1,878
Series D Preferred Stock	7	5	16	136

Debentures:
2006	-	(26)	-	(16)
Gain (loss) from change in fair value of derivative liability	$107	$55	$244	$1,998

Hybrid Financial Instruments Carried at Fair Value – At inception, the March 2007, August 2007, April 2008, May 2008 and April 2012 convertible debentures were recorded in their entirety at fair value as hybrid instruments in accordance with ASC 815-15-25-4 with subsequent changes in fair value charged or credited to income each period. As of May 25, 2012, we elected the fair value option for all other convertible debentures held by YA Global upon a re-measurement date that was triggered by significant modifications of the financial instruments.  The convertible debentures continued to be recorded in their entirety at fair value upon their consolidation into six Consolidated Debentures effective July 1, 2013. The conversion price in each of the convertible debentures is subject to adjustment for down-round, anti-dilution protection. Accordingly, if we sell common stock or common share indexed financial instruments below the stated or variable conversion price of the debenture, the conversion price adjusts to the lower amount.

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. We estimate the fair value of the hybrid instrument as the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of June 30, 2014 included: (i) present value of future cash flows for the debentures using an effective market interest rate of 13.0%, (ii) remaining term of 1.09 years, (iii) annualized volatility of 205%, and (iv) anti-dilution adjusted conversion prices ranging from $0.001170-$0.001235. We also modified the valuation technique to consider the potentially dilutive impact on the stock price from the issuance of common shares upon the conversion of the debentures during the first quarter of 2014.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of shares of common stock into which the instruments are convertible as of June 30, 2014 and December 31, 2013.

June 30, 2014			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,962	$2,011	1,912,226
2007	819	927	878,436
2008	2,017	1912	1,784,300
2009	91	116	110,140
2011	1,614	851	810,547
2012	210	1022	963,159
2013	29,211	28103	26,490,906
Total	$35,924	$34,942	32,949,714

December 31, 2013			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,962	$2,008	819,019
2007	839	533	216,720
2008	2,047	1,905	779,294
2009	134	151	61,563
2011	852	854	348,437
2012	972	1,392	568,305
2013	34,211	31,407	12,826,301
Total	$41,017	$38,250	15,619,639

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as Gain (loss) from change in fair value of hybrid financial instruments in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

Gain (loss) from change in fair value of hybrid financial instruments

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
	(in thousands)		(in thousands)

2006	$(170)	$(105)	$(61)	$5,609
2007	(71)	(115)	(14)	5,795
2008	(145)	(121)	(58)	7,006
2009	(13)	(18)	(5)	1,352
2010	-	(46)	-	2,654
2011	(94)	(12)	(26)	625
2012	(34)	(16)	(45)	1,013
2013	(101)	-	(964)	-
Gain (loss) from changes in fair value of hybrid instruments	$(628)	$(433)	$(1,173)	$24,054

Warrants – The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		June 30, 2014			December 31, 2013
		Anti- Dilution			Anti- Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price	Warrants	Value	Price	Warrants	Value
							(Restated)
		(in thousands)				(in thousands)
Warrants issued with preferred stock:
Series D Preferred Stock	2017	0.001500	5,825	$7	0.00010	87,368	$110

Warrants issued with debentures:
2008	2015	0.001500	15,872	19	0.00010	238,079	294
2010	2015	0.001500	5,423	6	0.00010	81,350	101
2011	2016	0.001500	3,883	5	0.00010	58,246	72
2012	2017	0.001500	2,330	3	0.00010	34,947	43

Total			33,333	$40		499,990	$620

The warrants are valued using a binomial lattice option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of June 30, 2014 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 175% to 212%, and risk-free rates of return ranging from 0.10% to 0.90%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected common stock price volatility over the remaining term of the warrants. As a result of the repricing on May 1, 2014, the exercise price of the warrants is currently $.0015.  The anti-dilution provisions are still applicable so in the future the fixed exercise price of the warrants may be reset to equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the current exercise price of the warrant.

Changes in the fair value of the warrants are reported as (Gain) loss from change in fair value of derivative liability - warrants in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

Gain from change in fair value of derivative liability – warrants

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
	(in thousands)		(in thousands)
Warrants issued with preferred stock:
Series D Convertible Preferred Stock	$39	$46	$104	$661

Warrants issued with debentures:
2008	70	122	250	1,567
2010	37	43	97	530
2011	24	29	68	422
2012	37	18	61	244
Gain from change in fair value of derivative liability – warrants	$207	$258	$580	$3,424

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the six months ended June 30, 2014:

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2013 (restated):	$296	$620	$38,250	$39,166

Fair value adjustments:
Compound embedded derivatives	(244)	-	-	(244)
Warrant derivatives	-	(580)	-	(580)
Hybrid instruments	-	-	1,173	1,173

Debt Extinguishment			(4,247)	(4,247)

Conversions:
Series D Preferred Stock	(1)	-	-	(1)
August 24, 2006 financing	-	-	(60)	(60)
December 29, 2006 financing	-	-	(48)	(48)
March 27, 2007 financing	-	-	(20)	(20)
October 28, 2008 financing	-	-	(30)	(30)
August 14, 2009 financing	-	-	(44)	(44)
February 8, 2011 financing	-	-	(14)	(14)
March 11, 2011 financing	-	-	(11)	(11)
April 13, 2011 financing	-	-	(3)	(3)
May 31, 2011 financing	-	-	(1)	(1)
June 28, 2011 financing	-	-	(3)	(3)
Ending balance, June 30, 2014	$51	$40	$34,942	$35,033

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

Note 6 – Stock-Based Compensation

The status of our outstanding, vested and exercisable options during the six months ended June 30, 2014 is as follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2013	1,173	$0.017	-
Outstanding at June 30, 2014	1,173	$0.017	$-	7.7
Exercisable at June 30, 2014	1,006	$0.018	$-	7.0

The following table summarizes information about our stock options outstanding at June 30, 2014:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.008	200	8.2	$0.008	78	$0.008
$0.014 to $0.03	884	7.0	0.015	839	0.016
$0.050	89	6.6	0.047	89	0.047
	1,173	7.2	$0.017	1,006	$0.018

Note 7 – Geographic Information

Revenue, classified by geographic location from which the revenue was originated, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$654	$1,616	$1,657	$2,205
Germany	-	51	-	64
Total revenue	$654	$1,667	$1,657	$2,269

Approximately $46,000 and $142,000 of total assets were located in Germany as of June 30, 2014 and December 31, 2013, respectively. All other assets were located in the U.S.

Note 8- Subsequent Events

The Company evaluated subsequent events through August 4, 2014, the date which the financial statements were available to be issued. Except as disclosed below there were no additional subsequent events.

•	163 shares of Series C preferred stock have been converted into 280,353,232 shares of common stock for the 3rd quarter up to August 12, 2014.

•	$258,087 of convertible debentures have been converted into 421,876,116 shares of common stock for the 3rd quarter up to August 12, 2014.

On July 16, 2014, we received correspondence from the SEC, requesting that (i) we restate certain of our financial statements by filing amendments to the reports containing such financials, and (ii) we file an 8-K to report non-reliance on such financials. We filed the 8-K to report that our previously issued audited financial statements as of the year ended December 31, 2013, as presented on our 10-K as well as the financial statements issued in our 10-Q for the period ending March 31, 2014 should no longer be relied upon.

In its correspondence, the SEC asserted that certain modifications in our valuation methodology, deemed as accounting estimates, contained errors with respect to the valuation of convertible debentures issued by us, in that such methodology did not capture the debentures’ potentially dilutive effect upon their conversion into common stock. Our operational performance remains unchanged.

We intend to file an amended 10-K and an amended 10-Q that will contain restated Financial Statements revised pursuant to the SEC’s comments

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia has positioned itself to lead the world in mobile barcode technology and solutions that enable the mobile ecosystem. NeoMedia harnesses the power of the mobile device in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile devices with cameras become barcode scanners, enabling a range of practical applications including mobile marketing and mobile commerce. In addition, we offer licensing of our extensive intellectual property portfolio.  We are focusing our activities primarily in the United States and Europe, although we are also active in other markets via partners or our self-service products.

Our key focus areas are to: 1) maximize our patent portfolio through IP licensing monetization and enforcement; 2) provide service to enterprises, brands and retailers to maximize the reach of our barcode creation and reader solutions; and, 3) partner with key mobile marketing entities to expand the depth of our offering to provide full end-to-end solutions for our customers.

NeoMedia has been active in, and strives to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio globally. During the second quarter of 2014, we closed thirteen (13) new IP agreements bringing the total quantity of agreements closed to over sixty (60). In addition, dozens of companies have retained NeoMedia for its QR creation and management services, as a result of our licensing activities.

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

NeoReader has experienced continued growth particularly in enterprise implementations.  NeoReader continues to be pre-installed on Sony Mobile devices and is available for download from the key “app stores” including Apple App Store™, Google Play™, Nokia Ovi Store, BlackBerry App World™, Windows® Marketplace, Facebook and Amazon.  Our barcode reader now has approximately 50+ million installations world-wide.  Our reader is offered to consumers free of charge, leveraging an ad supported model. We anticipate the growth in consumer utilization will continue as barcodes continue to be utilized for a wide variety of vertical applications.  We also offer NeoReader SDK for enterprise opportunities.  Our research suggests that we are one of the few providers in the global ecosystem to offer Aztec code support, in addition to QR, Data Matrix, Code 39, PDF417 and a variety of 1D symbologies on iOS, Android and Windows Phone.

In 2013, we launched QodeScan, our low cost self-service barcode creation product.  QodeScan is for those users who don’t have high scan volumes but would like the insight into analytics that a managed service provides.  In addition to QodeScan, we continue to offer our NeoSphere product intended for enterprises, agencies and other large volume users.  We have many Fortune 500 brands using our NeoSphere product in their global barcode operations.  Our QR creation services utilize an indirect methodology for our customers, which is also embodied in our intellectual property.

Legal costs continue to be high for us.  The costs to maintain our public company status, to enforce our IP licensing initiatives and to satisfy our investor obligations continue to keep our legal fees high and account for approximately forty percent (40%) of total operating expenses for us in Q2-2014.  We expect the significant legal expenditures to continue throughout 2014.

Results of Operations

Income (Loss) from Operations

The following table sets forth certain data derived from our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013

Revenues	$654	$1,667	$1,657	$2,269
Cost of revenues	(87)	(269)	(245)	(300)
Gross profit	567	1,398	1,412	1,969

Sales and marketing expenses	(40)	(47)	(55)	(108)
General and administrative expenses	(742)	(665)	(1,345)	(1,522)
Research and development costs	(145)	(172)	(322)	(384)
Other Operating Income	-	227	-	227

Income (loss) from operations	$(360)	$741	$(310)	$182

Revenue. Revenues for the three months ended June 30, 2014 and 2013 were $654,000 and $1,667,000, respectively, a decrease of $1,013,000, or 61%. Revenues for the six months ended June 30, 2014 and 2013 were $1,657,000 and $2,269,000, respectively, a decrease of $612,000, or 27%. The decrease in revenue is primarily attributed to a lesser focus on sales given other internal projects related to the merger and ongoing litigation activities.

Cost of Revenues. Cost of revenues was $87,000 for the three months ended June 30, 2014 compared with $269,000 for the three months ended June 30, 2013, a decrease of $182,000, or 68%. Cost of revenues was $245,000 for the six months ended June 30, 2014 compared with $300,000 for the six months ended June 30, 2013, a decrease of $55,000 or 18%. Cost of revenues primarily relate to third-party professional fees incurred in connection with the sale of our IP licenses. The decrease in the costs are due to the corresponding decrease in IP licensing revenues.

Sales and Marketing. Sales and marketing expenses were $40,000 and $47,000 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $7,000, or 15%. Sales and marketing expenses were $55,000 and $108,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $53,000 or 49%. The decrease in sales and marketing expenses related to our participation at a few key industry events held in May 2013 . We expect sales and marketing expenses will stay at current 2014 levels.

General and Administrative. General and administrative expenses were $742,000 and $665,000 for the three months ended June 30, 2014 and 2013, respectively, an increase of $77,000, or 12%. General and administrative expenses were $1,345,000 and $1,522,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $177,000 or 12%. The prior year’s quarter general and administrative expenses were unusually low due to certain cost reduction activities during the period.  General and administrative expenses also increased during the second quarter of 2014 due to higher public company costs incurred in connection with our merger as well as higher legal fees associated with litigation activities.

Research and Development. Research and development expenses were $145,000 and $172,000 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $27,000, or 16%. Research and development expenses were $322,000 and $384,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $62,000 or 16%. Research and development expenses decreased due to cost containment efforts.

Other Income (Expenses)

The following table sets forth certain data derived from our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)

Gain(loss) from change in fair value of hybrid financial instruments	$(628)	$(433)	$(1,173)	$24,054
Gain from change in fair value of derivative liability - warrants	207	258	580	3,424
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	107	55	244	1,998
Interest income	-	16	-	16
Gain on extinguishment of debt	4,247	-	4,247	-

Total other income	$3,933	$(104)	$3,898	$29,492

Gain (Loss) on Extinguishment of Debt. During the second quarter of 2014, we modified and consolidated our outstanding debentures resulting in a $4,247,000 gain on extinguishment.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our debentures at fair value in accordance with the applicable accounting codification and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended June 30, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a loss of $628,000 and a loss of $433,000, respectively. For the six months ended June 30, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1,173,000 and a gain of $24,054,000, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants. We account for our outstanding common stock warrants that were issued in connection with our preferred stock and our debentures, at fair value. For the three months ended June 30, 2014 and 2013, the liability related to these instruments fluctuated, resulting in gains of $207,000 and $258,000, respectively. For the six months ended June 30, 2014 and 2013, the liability related to warrants fluctuated resulting in gains of $580,000 and $3,424,000, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Series C and D Preferred Stock and Debentures. For our Series C and D Preferred Stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the three months ended June 30, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a gain of $107,000 and a gain of $55,000, respectively. For the six months ended June 30, 2014 and 2013, the liability related to the derivative instruments embedded in the Series C and D Preferred Stock and these debentures fluctuated, resulting in a gain of $244,000 and a gain of $1,998,000,respectively.

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

Other Comprehensive Income (Loss). For the three months ended June 30, 2014 and 2013, other comprehensive losses were $0 and $22,000, respectively. For the six months ended June 30, 2014, other comprehensive gains were $0 as compared to other comprehensive gains of $133,000 for the six months ended June 30, 2013.  The other comprehensive gains and losses were due to the impact of fluctuations in currency exchange rates associated with our translation of the NeoMedia Europe GmbH subsidiary financial statements from its local currency, the Euro, to U.S. dollars. As discussed above, we determined during the third quarter of 2013 that the functional currency of the foreign subsidiary changed to the U.S. dollar and as a result of the change in functional currency, translation gains and losses associated with the conversion of the NeoMedia Europe GmbH financial statements are recorded in our results from operations rather than through other comprehensive income (loss), effective July 1, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had $64,000 in cash and cash equivalents compared with $267,000 as of December 31, 2013. Cash used in operating activities was $197,000 for the six months ended June 30, 2014 compared with $875,000 used in operations for the six months ended June 30, 2013.

Payments on short-term notes payable within cash flows from financing activities reflects disbursements for opportunistic low interest rate borrowings that occurred in 2013 and 2014 in order to pay annual insurance premiums.

Going Concern. We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute on our business plan will be successful and that we will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern given fair value accounting related to our debentures. Our net income for the three months ended June 30, 2014 was $3.6 million, compared to a net income of $637,000 for the three months ended June 30, 2013, including $3.9 million of gains and $29.5 million of gains, respectively, related to our financing instruments.

Net cash used by operations during the six months ended June 30, 2014 was $197,000 as compared to net cash used in operations of $875,000 during the six months ended June 30, 2013. As of June 30, 2014, we have an accumulated deficit of $233.3 million. We also have a working capital deficit of $37.4 million, including $35 million in current liabilities for our derivative and debenture financing instruments.

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

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of shares of common stock outstanding. During the six months ended June 30, 2014, there were 155 million shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into shares of common stock.

Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements. As of June 30, 2014, our cash balance was $64,000. The Company’s past financing agreements with YA Global have certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets. Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding. Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C Preferred Stock, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were deemed not effective based upon valuation revisions required in our 2013 filings in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

On July 25, 2014, management concluded, after consultation with the Audit Committee and external auditors that the Company had not properly assessed the underlying assumptions in its fair value accounting. This error had a material effect on our previously issued consolidated financial statements for the year ended December 31, 2013 and the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, which is requiring us to restate the financial statements for such periods.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In conjunction with the matter described above, management has re-evaluated its previously provided assessments as of March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013 regarding the effectiveness of the Company’s disclosure controls and procedures and determined that as of these periods, the disclosure controls and procedures were properly designed to detect a material misstatement of its financial statements from occurring in the future. However, due to a misinterpretation of an accounting standard on beneficial conversion features, the filings and disclosures made on the financial statements representing March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, the disclosure control was not effective.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, we believe the eventual resolution of any ongoing legal actions is unlikely to have a material impact on our financial position or operating results. In addition to the normal course of business we are engaged in the litigation described below:

Scanbuy v. NeoMedia

On March 21, 2014, Scanbuy, Inc. filed a complaint in the Delaware Court of Chancery alleging, among other claims, that NeoMedia violated the Delaware Deceptive Trade Practices Act, 6 Del. C. § 2532(8), by sending letters to certain of Scanbuy’s customers, which state that the use of NeoMedia’s technology by Scanbuy and its customers constitutes patent infringement.  On April 14, 2014, NeoMedia filed a motion to dismiss the complaint on the grounds that venue is improper in Delaware pursuant to a Settlement and License Agreement entered into by NeoMedia and Scanbuy on October 16, 2009.  Briefing and oral argument on NeoMedia’s motion to dismiss are complete, but the Court of Chancery has not yet rendered a decision.

NeoMedia v. Scanbuy

On May 7, 2014, the Company filed a lawsuit against Scanbuy, Inc. in the U.S. District Court for the Northern District of Georgia, Atlanta Division, styled as NeoMedia Technologies, Inc. v. Scanbuy, Inc., Civil Action No. 1:14-cv-01379-AT (the “Scanbuy Georgia Litigation”).  NeoMedia’s Complaint alleged infringement of NeoMedia’s U.S. Patents Numbers 6,199,048 (the “ ‘048 Patent”) and 8,131,597 (the “ ‘597 Patent”) and violations of the Section 43(a) of the Lanham Act.  On June 19, 2014, the Company filed an Amended Complaint against Scanbuy, which asserted the same causes of action as in the original Complaint.  On June 3, 2014, Scanbuy responded to NeoMedia’s Amended Complaint by filing an Answer and Counterclaims against the Company and a motion to dismiss the Company’s Lanham Act claims.  Scanbuy’s Counterclaims against the Company allege, among other claims, claims for breach of non-disclosure agreement and for declaratory judgments that NeoMedia’s ‘048 and ‘597 Patents are not infringed and are invalid. Scanbuy also filed motions requesting the court to transfer the Scanbuy Georgia Litigation to the U.S. District Court for the Southern District of New York.  NeoMedia’s Amended Complaint, Scanbuy’s Counterclaims, Scanbuy’s motion to dismiss NeoMedia’s Lanham Act claims and Scanbuy’s motions to transfer all remain pending before the court in Atlanta.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	By-laws of the Company		8-K	3.2	12/21/2010
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006		8-K	10.9	2/21/2006
3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010		8-K	3.1	1/11/2010
3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010		8-K	10.1	1/11/2010
3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010

3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010		8-K	3.1	3/11/2010
3.18	Certificate of Merger of Qode Services Corporation into NeoMedia Technologies, Inc.	X
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial and Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data. The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: August 14, 2014	/s/ Laura A. Marriott
Laura A. Marriott, Chief Executive Officer and Principal Executive Officer

Dated: August 14, 2014	/s/ Colonel Barry S. Baer
Colonel (Ret.) Barry S. Baer, Chief Financial Officer and Principal Financial and Accounting Officer

Page 27