Form 10-K/A
period 2013-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2014-09-19
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(1st Amendment)

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

The number of outstanding shares of the registrant’s common stock on April 25, 2014 was 4,984,827,279.

Documents Incorporated By Reference: None

EXPLANATORY NOTE

We are filing this amendment to amend our annual report on Form 10-K for the fiscal year ended December 31, 2013, which was originally filed with the Securities and Exchange Commission on March 17, 2014.

During the three month period ended March 31, 2014, for fair value accounting of the derivative financial instruments and debentures payable, we reassessed the valuation techniques used to estimate the liability fair values.  Based on the assessment, we determined that the valuation technique should be modified to consider the potentially dilutive impact on the stock price resulting from the issuance of additional shares of common stock upon the conversion of the instruments as well as the resulting value in comparison to our market capitalization.

On July 16, 2014, after a series of comment letters beginning November 22, 2013, we received correspondence from the Securities and Exchange Commission (“SEC”), requesting that (i) we restate certain of our financial statements by filing amendments to the reports containing such financials, and (ii) we file an 8-K to report non- reliance on such financials. In its correspondence, the SEC asserted that certain modifications in our valuation methodology, deemed as accounting estimates, contained errors with respect to the valuation of convertible debentures issued by us, in that such methodology did not capture the debentures’ potentially dilutive effect upon their conversion into common stock.

We agreed with the SEC’s assertion that certain modifications in our valuation methodology contained errors with respect to the valuation of convertible debentures issued by us.  Thus, we are restating our financial statements for the fiscal year ended December 31, 2013 and sections related therewith to reflect the change in valuation technique and correction of the fair value accounting of the derivative financial instruments and debentures payable.

Our operational performance remains unchanged. All other information included in our annual report on Form 10-K for the fiscal year ended December 31, 2013 has not been amended. Except for the matter described above, this amendment does not modify or update disclosures in the originally filed annual report on Form 10-K, or reflect events occurring after March 17, 2014, which is the date of the filing of the originally filed annual report on Form 10-K.

NeoMedia Technologies, Inc.

FORM 10-K/A

(1st Amendment)

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

As used herein, “NeoMedia”, “Company,” “we,” “us,” “our”, and similar terms include NeoMedia Technologies, Inc., a Delaware corporation, and its subsidiaries unless the context indicates otherwise.

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

There can be no assurance that our efforts to execute our business plan will be successful. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern. Our net income for the year ended December 31, 2013 was $28.5 million and our net loss for the year ended December 31, 2012 was $19.4 million, including $26.7 million net gain and $17.3 million net loss, respectively, related to our financing instruments. Our operating income was $1.0 million for 2013 as compared to an operating loss in 2012 of $5.5 million. Net cash used by operations during 2013 and 2012 was $0.4 million and $1.5 million, respectively. As of December 31, 2013, we have an accumulated deficit of $236.9 million. We also have a working capital deficit of $41.3 million, including $39.2 million in current liabilities for our derivative and debenture financing instruments.

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

During the years ended December 31, 2013 and 2012, we reported net income of $28.5 million and a net loss $19.4 million respectively. The net income for the year ended December 31, 2013 was mostly attributable to a change in methodology for valuing these securities to incorporate dilution. The net loss for the year ended December 31, 2012 resulted primarily from non-cash losses arising from the adjustment to value our derivative and debenture liabilities at fair value. The adjustments are primarily due to modifications to the terms of the convertible debentures including the extension of the maturity date to August 2015. We adjust the value of these liabilities to reflect the estimated fair value at each balance sheet date. As a result, we could experience significant fluctuations in our reported net income or losses in future periods from financing related gains or losses incurred to record the liabilities at fair value. The financing related gains and losses incurred to record the liabilities at fair value have historically been significant and have resulted in net losses that are not reflective of the Company’s operating performance as reporting in operating income or loss. The complexity associated the fair value calculations and sophistication required by investors to distinguish and understand our operating performance relative to the reported net income and losses may cause our financial statements to be difficult to comprehend, analyze, and assess. As a result, the potential investor market for our common stock could be reduced resulting in a material adverse impact on our market value.

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

Overview

NeoMedia has positioned itself to lead the world in mobile barcode technology and solutions that enable the mobile ecosystem. NeoMedia harnesses the power of the mobile device in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile devices with cameras become barcode scanners and this enables a range of practical applications including mobile marketing and mobile commerce. In addition, we offer licensing of our extensive intellectual property portfolio. We are focusing our activities primarily in the United States and Europe, although in other markets via partners or our self-service products.

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

Other Income (Expense)

The following table sets forth certain data derived from our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012
	(Restated)
Gain (loss) from change in fair value of hybrid financial instruments	$21,809	$11,926
Gain from change in fair value of derivative liability - warrants	3,067	11,347
Loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	1,841	(13,035)
Gain (loss) on extinguishment of debt	53	(27,479)
Impairment loss on cash surrender value of life insurance policy	-	(527)
Gain on de-recognition of accrued expenses and purchase price guarantee	-	8,300
Interest income (expense), net	16	(4,437)

Total other expense	$26,786	$(13,905)

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry our debentures at fair value in accordance with the applicable accounting codification and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For year ended December 31, 2013 and 2012, the liability related to these hybrid instruments fluctuated resulting in a net gain of $21.8 million and $11.9 million, respectively. See Note 4 within the Notes to Consolidated Financial Statements for additional detailed discussion.

Gain from Change in Fair Value of Derivative Liability – Warrants. We account for our outstanding common stock warrants that were issued in connection with our preferred stock and debentures at fair value. For the years ended December 31, 2013 and 2012, the liability related to these instruments fluctuated, resulting in a net gain of $3.1 million and $11.3 million, respectively. See Note 4 within the Notes to Consolidated Financial Statements for additional detailed discussion.

Loss from Change in Fair Value of Derivative Liability – Series C and D Preferred Stock and Debentures. For our Series C and D Preferred Stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the year ended December 31, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a net gain of $1.8 million and a net loss of $13.0 million, respectively. See Note 4 within the Notes to Consolidated Financial Statements for additional detailed discussion.

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

Going Concern

While we have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan, the business has been operating on a self-sufficient basis. However, there can be no assurance that our success in executing our business plan will continue. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern given fair value accounting related to our debentures. Our net income for the year ended December 31, 2013 was $28.5 million and our net loss for the year ended December 31, 2012 was $19.4 million, including $26.7 million net gain and $17.3 million net loss, respectively, related to our financing instruments. The impact of our successful implementation strategy shows our operating income was $1.0 million for 2013 as compared to an operating loss in 2012 of $5.5 million.

Net cash used in operations during 2013 and 2012 was $0.4 million and $1.5 million, respectively. As of December 31, 2013, we have an accumulated deficit of $236.9 million. We also have a working capital deficit of $36.7 million, including $39.2 million in current liabilities for our derivative and debenture financing instruments.

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

ITEM 8.    Financial Statements and Supplementary Data

Restatement of 2013 Financial Statements

As discussed in Note 1 and Note 2 to the Condensed Consolidated Financial Statements, the Company restated its financial statements.

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

As discussed in Note 2 to the financial statements, the entity’s 2013 fair value accounting of derivative financial instruments and debentures payable previously reported as $284,576,000 should have been $42,001,000. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

/s/ StarkSchenkein, LLP

Denver, CO

March 17, 2014 except for Note 2, Restatement to 2013 Reporting, as to which the date is September 19, 2014

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

/s/ Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

April 1, 2013

NeoMedia Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2013	2012
	(RESTATED)
ASSETS
Current assets:
Cash and cash equivalents	$267	$611
Accounts receivable, less allowances of $0	295	217
Prepaid expenses and other current assets	107	120
Total current assets	669	948
Property and equipment, net	5	44
Goodwill	3,418	3,418
Proprietary software, net	-	99
Patents and other intangible assets, net	1,213	1,490
Other long-term assets	-	40
Total assets	$5,305	$6,039

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$236	$506
Accrued expenses	291	399
Deferred revenues and customer prepayments	2,252	3,735
Note payable	56	50
Deferred tax liability	-	706
Derivative financial instruments – warrants	620	3,687
Derivative financial instruments - Series C and D preferred stock and debentures payable	296	2,147
Debentures payable - carried at amortized cost	-	53
Debentures payable - carried at fair value	38,250	64,292
Total current liabilities	42,001	75,575

Commitments and contingencies

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,816 and 4,840 shares issued and outstanding, liquidation value of $4,816 and $4,840 as of December 31, 2013 and 2012, respectively	4,816	4,840
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 and 3,481 shares issued and outstanding, liquidation value of $348 and $348 as of December 31, 2013 and 2012, respectively	348	348

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 4,984,827,279 and 2,106,035,882 shares issued and outstanding as of December 31, 2013 and 2012, respectively	4,985	2,106
Additional paid-in capital	190,946	188,814
Accumulated deficit	(236,910)	(264,630)
Accumulated other comprehensive loss	(102)	(235)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(41,860)	(74,724)
Total liabilities and shareholders’ deficit	$5,305	$6,039

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012
	(RESTATED)
Revenues	$5,024	$2,344
Cost of revenues	(731)	(2,181)
Gross profit	4,293	163

Operating expenses:
Sales and marketing expenses	(286)	(1,100)
General and administrative expenses	(2,549)	(3,593)
Research and development costs	(717)	(951)
Other operating income	229	-
Total operating expenses	(3,323)	(5,644)

Income (loss) from operations	970	(5,481)

Other income (expense):
Gain from change in fair value of hybrid financial instruments	21,809	11,926
Gain from change in fair value of derivative liability - warrants	3,067	11,347
Gain from change in fair value of derivative liability - Series C and D preferred stock and debentures	1,841	(13,035)
Gain (loss) on extinguishment of debt	53	(27,479)
Impairment loss on cash surrender value of life insurance policy	-	(527)
Gain on derecognition of accrued expenses and purchase price guarantee	-	8,300
Interest income (expense), net	16	(4,437)
Total other income (expense)	26,786	(13,905)

Net income (loss) before taxes	27,756	(19,386)

Income tax benefit	706	-

Net income (loss)	28,462	(19,386)

Deemed dividends on convertible preferred stock	(16)	-

Deemed dividends on convertible debentures	(726)	-

Net income (loss) available to common shareholders	$27,720	$(19,386)

Comprehensive income (loss):
Net income (loss)	$28,462	$(19,386)
Foreign currency translation adjustment	133	(56)

Comprehensive income (loss)	$28,595	$(19,442)

Net income (loss) per common share, basic and diluted:
Basic	$0.007	$(0.02)
Fully diluted	$0.007	$(0.02)

Weighted average number of common shares:
Basic	4,119,387,609	1,276,601,569
Fully diluted	4,119,387,609	1,276,601,569

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries`

Consolidated Statements of Shareholders’ Deficit

(In thousands, except share data)

	Common Stock					Treasury Stock
					Accumulated
			Additional Paid–in	Accumulated	Other Comprehensive			Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Deficit
Balance, December 31, 2011	541,984,111	$542	$170,006	$(245,244)	$(179)	2,012	$(779)	$(75,654)

Shares issued upon conversions of Series C preferred stock	34,168,248	34	844	-	-	-	-	878

Shares issued upon conversions of Series D preferred stock	142,457,436	143	2,199	-	-	-	-	2,342

Shares issued upon conversions of convertible debentures	1,387,426,087	1,387	15,751	-	-	-	-	17,138

Stock-based compensation expense	-	-	14	-	-	-	-	14

Comprehensive (loss – foreign currency translation adjustment	-	-	-	-	(56)	-	-	(56)

Net loss	-	-	-	(19,386)	-	-	-	(19,386)

Balance, December 31, 2012	2,106,035,882	2,106	188,814	(264,630)	(235)	2,012	(779)	(74,724)

Shares issued upon conversions of Series C preferred stock	41,237,113	41	10	-	-	-	-	51

Shares issued upon conversions of convertible debentures	2,837,554,284	2,838	2,121	-	-	-	-	4,959

Deemed dividend on Series C preferred stock	-	-	-	(16)	-	-	-	(16)

Deemed dividend on convertible debentures	-	-	-	(726)	-	-	-	(726)

Stock-based compensation expense	-	-	1	-	-	-	-	1

Comprehensive income – foreign currency translation adjustment	-	-	-	-	133	-	-	133

Net income (Restated)	-	-	-	28,462	-	-	-	32,705

Balance, December 31, 2013 (Restated)	4,984,827,279	$4,985	$190,946	$(236,910)	$(102)	2,012	$(779)	$(41,860)

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012
	(RESTATED)
Cash Flows from Operating Activities:
Net income (loss)	$28,462	$(19,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410	972
(Gain) loss on extinguishment of debt	(53)	27,479
Gain from change in fair value of hybrid financial instruments	(21,809)	(11,926)
Gain from change in fair value of derivative liability – warrants	(3,067)	(11,347)
(Gain) loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	(1,841)	13,035
Deferred taxes	(706)	-
Stock-based compensation expense	1	14
Bad debt expense	-	457
Interest expense added to liabilities	-	4,406
Gain on derecognition of accrued expenses and purchase price guarantee	-	(8,300)
Impairment loss on cash surrender value of life insurance policy	-	527
Changes in operating assets and liabilities:
Accounts receivable	(68)	-
Prepaid expenses and other assets	84	63
Accounts payable and accrued liabilities	(331)	555
Deferred revenue and other current liabilities	(1,481)	1,915
Net cash used in operating activities	(399)	(1,536)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	(3)
Proceeds received from life insurance policy	-	126
Net cash provided by investing activities	-	123

Cash Flows from Financing Activities:
Payments on convertible debt instruments	-	(450)
Borrowings under convertible debentures	-	2,500
Borrowings under short-term notes payable	110	-
Payments on short-term notes payable	(54)	-
Net cash provided by financing activities	56	2,050

Effect of exchange rate changes on cash	(1)	(56)

Net change in cash and cash equivalents	(344)	581

Cash and cash equivalents, beginning of year	611	30
Cash and cash equivalents, end of year	$267	$611

Supplemental cash flow information:
Interest paid during the period	$5	$31
Series C preferred stock converted to common stock	$10	$878
Series D preferred stock converted to common stock	$-	$2,342
Convertible debentures converted to common stock	$4,233	$17,138
Deemed dividend on Series C preferred stock conversion	$16	$-
Deemed dividend on convertible debentures conversion	$726	$-

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

As we communicated in a Periodic Report on Form 8-K on July 29, 2014, we are restating certain of our financial statements by filing amendments to our previously filed Form 10-K for December 31, 2013 (and interim periodic reports on Form 10-Q).  We and the SEC have concluded that certain modifications in the Company’s valuation methodology, deemed as accounting estimates by the Company, contained errors with respect to the valuation of convertible debentures and preferred shares issued by the Company, in that such methodology did not capture the potentially dilutive effect upon their conversion into common stock.  Please see the disclosure in Note 2 entitled “Restatement to 2013 Reporting” for further information as these changes in valuation methodology has affected our previously filed report on Form 10-K for December 31, 2013.

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

Restatement to 2013 Reporting – As noted above and disclosed initially in our Periodic Report on Form 8-K on July 29, 2014, during the three month period ended March 31, 2014, we reassessed the valuation techniques used to estimate the fair values of our derivative financial instruments and debentures payable. Based on the reassessment, including discussions with the third-party valuation firm assisting us with the calculation, we determined that the valuation technique should be modified to consider the potentially dilutive impact on the stock price resulting from the issuance of additional shares of common stock upon the conversion of the instruments as well as the resulting value in comparison to our market capitalization.

We agree with the SEC’s assertion that certain modifications in our valuation methodology contained errors with respect to the valuation of convertible debentures issued by us. We restated the year ended December 31, 2013 to reflect the change in valuation technique and correction of the fair value accounting of the derivative financial instruments and debentures payable. In addition, we also restated our December 31, 2013 Balance Sheet as it pertains to the Fair Value of our Warrants, Preferred Series C & D and Convertible Debentures to amounts as stated below from how they were originally reported as of December 31, 2013 in our Form 10-K:

	December 31, 2013 (as previously reported)	Adjustments	December 31, 2013 (Restated)

Derivative Financial Instruments – warrants	$684	$(64)	$620

Derivative Financial Instruments – Series C and D	$23,606	$(23,310)	$296

Debentures payable – carried at fair value	$257,451	$(219,201)	$38,250

Total Liabilities	$284,576	$(242,575)	$42,001

Accumulated deficit	$(479,485)	$242,575	$(236,910)

Total shareholders’ deficit	$(284,435)	$242,575	$(41,860)

The table below reflects the changes in restating the derivative liabilities for the year ended December 31, 2013 (in thousands):

Derivative Liability Restatement for the 12 months ended December 31, 2013:

	Year Ended December 31, 2013 (as previously reported)	Adjustments	Year Ended December 31, 2013 (Restated)

Gain (loss) from change in fair value of hybrid financial instruments	$(197,392)	$219,201	$21,809

Gain (loss) from change in fair value of derivative liability – warrants	$3,003	$64	$3,067

Gain (loss) from change in fair value of derivative liability – Series C & D	$(21,469)	$23,310	$1,841

Net income (loss)	$(214,113)	$242,575	$28,462

Net income (loss) available to common shareholders	$(214,855)	$242,575	$27,720

Comprehensive income (loss)	$(213,980)	$242,575	$28,595

The table below reflects the changes in restating the Statement of Cash Flows for the year ended December 31, 2013 (in thousands):

Statement of Cash Flow:

	Year Ended December 31, 2013 (as previously reported)	Adjustments	Year Ended December 31, 2013 (Restated)

Net income (loss)	$(214,113)	$242,575	$28,462

Gain (loss) from change in fair value of hybrid financial instruments	$(197,392)	$219,201	$21,809

Gain (loss) from change in fair value of derivative liability – warrants	$3,003	$64	$3,067

Gain (loss) from change in fair value of derivative liability – Series C & D	$(21,469)	$23,310	$1,841

Net cash used in operating activities	$(399)	$-	$(399)

Going Concern – While we have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan, the business has been operating on a self-sufficient basis. However, there can be no assurance that our success in executing our business plan will continue. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern given fair value accounting related to our debentures. Our net income for the year ended December 31, 2013 and our net loss for the year ended December 31.2012 was $28.5 million and $19.4 million, respectively, including $26.7 million gain and $17.3 million loss, respectively, related to our financing instruments. The impact of our successful implementation strategy shows our operating income was $1.0 million for 2013 as compared to an operating loss in 2012 of $5.5 million.

Net cash used in operations during 2013 and 2012 was $0.4 million and $1.5 million, respectively. As of December 31, 2013, we have an accumulated deficit of $236.9 million. We also have a working capital deficit of $36.7 million, including $39.2 million in current liabilities for our derivative and debenture financing instruments.

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

The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used as of  December, 2013 included exercise estimates/behaviors and the following other significant estimates: (i) Preferred Stock: remaining term of 1.59 years, equivalent volatility range of 203% to 206%, stated dividend of 8%, equivalent credit-risk adjusted rate of 13.0% and conversion price of $0.000194. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

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

December 31, 2013 (Restated)
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

Gain (loss) from change in fair value of derivative liability – Series C and D Preferred Stock and debentures

	Year ended December 31,
	2013	2012
	(Restated)
	(in thousands)
Series C Preferred Stock	$1,712	$(2,066)
Series D Preferred Stock	123	(1,286)

Debentures:
2006	6	(3,005)
2008	-	(1,350)
2009	-	(484)
2010	-	(34)
2011	-	(4,825)
2012	-	15
Gain (loss) from change in fair value of derivative liability	$1,841	$(13,035)

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
	(Restated)
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

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as Gain (loss) from change in fair value of hybrid financial instruments in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

Gain from change in fair value of hybrid financial instruments

	Year ended December 31,
	2013	2012
	(in thousands)
	(Restated)
2006	$11,604	$2,680
2007	16,381	798
2008	13,291	5,433
2009	2,113	708
2010	7,177	1,858
2011	1,748	840
2012	1,321	771
2013	(31,826)	-
	21,809	13,088
Less: Day-one loss from debenture financings	-	(1,162)
Gain from changes in fair value of hybrid instruments	$21,809	$11,926

Warrants – The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		December 31, 2013			December 31, 2012
		Anti- Dilution			Anti- Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price ($)	Warrants	Value	Price ($)	Warrants	Value
		(in thousands)				(in thousands)
		(Restated)
Warrants issued with preferred stock:
Series D Preferred Stock	2017	0.000100	87,368	$110	0.00684	328,947	$709

Warrants issued with debentures:
2008	2015	0.000100	238,079	294	0.00684	896,382	1,691
2010	2015	0.000100	81,350	101	0.00684	306,287	571
2011	2016	0.000100	58,246	72	0.00684	219,298	453
2012	2017	0.000100	34,947	43	0.00684	131,579	263

Total			499,990	$620		1,882,493	$3,687

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

Changes in the fair value of the warrants are reported as Gain from change in fair value of derivative liability – warrants in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

Gain from change in fair value of derivative liability – warrants

	Year ended December 31,
	2013	2012
	(Restated)
	(in thousands)
Warrants issued with preferred stock:
Series D Preferred Stock	$58	$1,826

Warrants issued with debentures:
2007	-	1,510
2008	1,370	5,185
2010	1,051	1,764
2011	374	1,233
2012	214	(171)
Total	$3,067	$11,347

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the year ended December 31, 2013 (in thousands):

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2012:	$2,147	$3,687	$64,292	$70,126

Fair value adjustments (Restated):
Compound embedded derivatives	(1,841)	-	-	(1,841)
Warrant derivatives	-	(3,067)	-	(3,067)
Hybrid instruments	-	-	(21,809)	(21,809)

Conversions (Restated):
Series C Preferred Stock	(10)	-	-	(10)
August 24, 2006 financing	-	-	(644)	(644)
December 29, 2006 financing	-	-	(503)	(503)
March 27, 2007 financing	-	-	(242)	(242)
April 11, 2008 financing	-	-	(71)	(71)
July 29, 2008 financing	-	-	(234)	(234)
October 18, 2008 financing	-	-	(23)	(23)
July 15, 2009 financing	-	-	(823)	(823)
August 14, 2009 financing	-	-	(475)	(475)
February 8, 2011 financing	-	-	(28)	(28)
April 13, 2011 financing	-	-	(199)	(199)
October 25, 2011 financing	-	-	(37)	(37)
December 8, 2011 financing	-	-	(217)	(217)
February 6, 2012 financing	-	-	(29)	(29)
March 26, 2012 financing	-	-	(141)	(141)
June 1, 2012 financing	-	-	(567)	(567)
Ending balance, December 31, 2013 (Restated)	$296	$620	$38,250	$39,166

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

Note 7 – Income Taxes (Restated)

As of December 31, 2013 and 2012, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

	As of December 31,
	2013	2012
	Restated (in thousands)

Net operating loss carry forwards (NOL)	$66,322	$63,714
Capital loss	3,515	3,515
Write-off of long-lived assets	526	526
Amortization of intangibles	(210)	(670)
Stock-based compensation	2,596	2,596
Capitalized software development costs and fixed assets	-	136
Deferred revenue	870	1,568
Alternative minimum tax credit carry forward	43	43
Accruals	3,206	2,554
Impairment loss	2,752	2,752
Derivative gain/loss	10,296	9,375
Interest expense	4,437	4,437
Total deferred tax assets	95,354	90,546
Valuation allowance	(95,354)	(90,546)
Net deferred tax asset	$-	$-

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

For the years ended December 31, 2013 and 2012, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

	Year Ended December 31,
	2013	2012
	Restated (in thousands)
Benefit at federal statutory rate	$(9,830)	$(6,610)
State income taxes, net of federal benefit	(883)	(753)
Permanent and other difference, net	5,906	2,803
Increase in valuation allowance	$4,808	$(4,560)

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

As of December 31, 2013, we had net operating loss carry forwards for federal tax purposes totaling approximately $111 million, which may be used to offset future taxable income and which, if unused, expire between 2014 and 2033, and net operating loss carry-forwards for Colorado tax purposes totaling $7.2 million. As a result of certain of our equity activities, we anticipate that the annual usage of our pre-1998 net operating loss carry forwards may be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

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

The following table sets forth the future minimum payments due under the above commitments as of December 31, 2013:

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation of disclosure controls and procedures as discussed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, management concluded it had a material weakness related to the internal control over financial reporting and specifically, a lack of sufficient internal control procedures over our external reporting sufficient to prevent errors reflected in previously filed 2013 Quarterly Reports on Form 10-Q. As a result of the material weaknesses, we identified an understatement in the general and administrate expenses of $51,000 for the six months ended June 30, 2013; an absence of reporting debenture and Series C Preferred Stock deemed dividends of $681,000 and $16,000, respectively, during the three and six months ended June 30, 2013; consolidation errors associated with the NeoMedia Europe GmbH entity resulting in an understatement of accounts payable and accrued expenses of $163,000 and $38,000, respectively, as well as a misstatement of accumulated other comprehensive loss of $201,000 as of June 30, 2013; and an overstatement of net cash used in operating activities and the effect of exchange rate changes on cash of approximately $334,000 for the six months ended June 30, 2013. During the three month period ended December 31, 2013, management implemented additional controls and procedures over the external reporting. We believed the changes remediated the identified material weakness.

However, in conjunction with the matter described above, management re-evaluated its previously provided assessments as of March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013 regarding the effectiveness of the Company’s disclosure controls and procedures and determined that as of these periods, the disclosure controls and procedures were properly designed to detect a material misstatement of its financial statements from occurring in the future. However, due to a misinterpretation of an accounting standard on beneficial conversion features, the filings and disclosures made on the financial statements representing March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, the disclosure control was not effective.

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

(b)	Exhibits

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996

3.2	By-laws of the Company		8-K	3.2	12/21/2010

3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996

3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996

3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996

3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996

3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996

3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996

3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996

3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996

3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996

3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996

3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006		8-K	10.9	2/21/2006

3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010		8-K	3.1	1/11/2010

3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010		8-K	3.2	1/11/2010

3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010

3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010	8-K	3.1	3/11/2010

4.1*	2011 Stock Incentive Plan effective April 7, 2011	S-8	4.1	4/22/2011

10.3	Definitive Sale and Purchase Agreement between the Company and Gavitec	8-K	16.1	2/21/2006

10.4	Definitive Sale and Purchase Agreement between the Company and Sponge	8-K	16.1	2/22/2006

10.5	Investment Agreement, dated February 17, 2006 between the Company and Cornell Capital Partners, LP	8-K	10.1	2/21/2006

10.6	Investor Registration Rights Agreement, dated February 17, 2006 between the Company and Cornell Capital Partners, LP	8-K	10.2	2/21/2006

10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.3	2/21/2006

10.8	“A” Warrant, dated February 17, 2006	8-K	10.4	2/21/2006

10.9	“B” Warrant, dated February 17, 2006	8-K	10.5	2/21/2006

10.10	“C” Warrant, dated February 17, 2006	8-K	10.6	2/21/2006

10.11	Assignment Agreement, dated February 17, 2006 by the Company and Cornell Capital Partners, LP	8-K	10.7	2/21/2006

10.12	Assignment of Common Stock, dated February 17, 2006 between the Company and Cornell Capital Partners, LP	8-K	10.8	2/21/2006

10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	8/30/2006

10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.2	8/30/2006

10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.3	8/30/2006

10.16	Secured Convertible Debenture CCP-1, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP (amended by the Amendment filed at Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.4	8/30/2006

10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.5	8/30/2006

10.18	“A” Warrant, dated August 24, 2006	8-K	10.6	8/30/2006

10.19	“B” Warrant, dated August 24, 2006	8-K	10.7	8/30/2006

10.20	“C” Warrant, dated August 24, 2006	8-K	10.8	8/30/2006

10.21	“D” Warrant, dated August 24, 2006	8-K	10.9	8/30/2006

10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.10	8/30/2006

10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.11	8/30/2006

10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.12	8/30/2006

10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.13	8/30/2006

10.26	Definitive Share Purchase and Settlement Agreement between the Company and Sponge, dated November 14, 2006	8-K	16.1	11/20/2006

10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	1/8/2007

10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.2	1/8/2007

10.29	Secured Convertible Debenture CCP-2, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP (amended by the Amendment filed at Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	1/8/2007

10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.4	1/8/2007

10.31	“A” Warrant, dated December 29, 2006	8-K	10.5	1/8/2007

10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.6	1/8/2007

10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.7	1/8/2007

10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.8	1/8/2007

10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.9	1/8/2007

10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.10	1/8/2007

10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.11	1/8/2007

10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.12	1/8/2007

10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	1/8/2007

10.40	Amendment Agreement I to the Sale and Purchase Agreement between the Company and certain former shareholders of Gavitec AG, dated February 17, 2006	8-K	10.1	1/29/2007

10.41*	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.	8-K	10.1	2/6/2007

10.42	Securities Purchase Agreement between the Company and Cornell Capital Partners LP, dated March 27, 2007	8-K	10.1	4/3/2007

10.43	Investor Registration Rights Agreement between the Company and Cornell Capital Partners LP, dated March 27, 2007	8-K	10.2	4/3/2007

10.44	Secured Convertible Debenture NEOM 4-1, issued by the Company to Cornell Capital Partners, LP, dated March 27, 2007 (amended by the Amendment filed at Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	4/3/2007

10.45	Irrevocable Transfer Agent Instructions, by and among the Company, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007	8-K	10.4	4/3/2007

10.46	Warrant, issued by the Company to Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.5	4/3/2007

10.47	Master Amendment Agreement, by and between the Company and Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.6	4/3/2007

10.48	Security Agreement, by and between the Company and Cornell Capital Partners, LP, dated on or about August 24, 2006	8-K	10.7	4/3/2007

10.49	Security Agreement, by and between the Company and Cornell Capital Partners, LP, dated March 27,2007	8-K	10.8	4/3/2007

10.50	Security Agreement (Patent), by and between the Company and Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.9	4/3/2007

10.51	Pledge Shares Escrow Agreement, by and between the Company and Cornell Capital Partners, dated March 27, 2007	8-K	10.1	4/3/2007

10.52	Securities Purchase Agreement dated August 24, 2007, by and between the Company and YA Global Investments, L.P.	8-K	10.1	8/30/2007

10.53	Registration Rights Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.2	8/30/2007

10.54	Secured Convertible Debenture NEOM 1-1, issued by the Company to YA Global Investments, LP, dated August 24, 2007 (amended by the Amendment filed at Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	8/30/2007

10.55	Irrevocable Transfer Agent Instructions, by and among the Company, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007	8-K	10.4	8/30/2007

10.56	Warrant issued by the Company to YA Global Investments, L.P., dated August 24, 2007	8-K	10.5	8/30/2007

10.57	Repricing Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.6	8/30/2007

10.58	Security Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.7	8/30/2007

10.59	Security Agreement (Patent), by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.8	8/30/2007

10.60	Secured Convertible Debenture NEOM 2008-1, dated April 11, 2008, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.10 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	4/17/2008

10.61	Secured Convertible Debenture NEOM 2008-2, dated May 16, 2008, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.11 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	5/22/2008

10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.2	5/22/2008

10.63	Secured Convertible Debenture NEOM 2008-3, dated May 30, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.12 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	06/05/2008

10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.2	06/05/2008

10.65*	Severance Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman	8-K	10.5	06/05/2008

10.66*	Employment Agreement, dated June 10, 2008, by and between the Company and Iain McCready	8-K	10.1	06/16/2008

10.67	Secured Convertible Debenture NEOM 2008-4, dated July 10, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.13 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	07/16/2008

10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.	8-K	10.1	08/04/2008

10.69	Secured Convertible Debenture NEOM 9-1, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.14 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	08/04/2008

10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.3	08/04/2008

10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.4	08/04/2008

10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.5	08/04/2008

10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.20 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.6	08/04/2008

10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.21 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.7	08/04/2008

10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.22 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.8	08/04/2008

10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.	8-K	10.9	08/04/2008

10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and Worldwide Stock Transfer, LLC	8-K	10.10	08/04/2008

10.78	Letter Agreement, dated September 24, 2008, by and among the Company and YA Global Investments, L.P.	8-K	10.1	10/01/2008

10.79	Second Secured Convertible Debenture NEOM 9-2, dated October 28, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.15 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	11/03/2008

10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008	8-K	10.12	11/03/2008

10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.	8-K	10.13	04/13/2009

10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.	8-K	10.14	04/13/2009

10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.16 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.15	04/13/2009

10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.	8-K	10.16	04/13/2009

10.85	Fourth Secured Convertible Debenture NEOM 9-4 (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.16 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.15	05/07/2009

10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.	8-K	10.16	6/5/2009

10.87	Fifth Convertible Debenture NEOM 9-5 (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.17 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.17	6/5/2009

10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.	8-K	10.18	7/21/2009

10.89	Sixth Convertible Debenture NEOM 9-6 dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.18 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.19	7/21/2009

10.90	Asset Purchase and Sale Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.	8-K	10.2	7/21/2009

10.91	Asset Purchase and Sale Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.	8-K	10.21	7/21/2009

10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009	8-K	10.1	7/30/2009

10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.	10-Q	10.124	8/14/2009

10.94	Seventh Convertible Debenture NEOM 9-7 dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P. (amended by Amendment filed at Exhibit 10.19 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	10-Q	10.125	8/14/2009

10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009	8-K	10.1	10/6/2009

10.96	License and Support Services Agreement to use the Licensed Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009	8-K	10.1	10/13/2009

10.97	Settlement Agreement and License Agreement between the Company and Scanbuy, Inc., dated October 16, 2009	8-K	10.1	10/20/2009

10.98	Investment Agreement between Company and YA Global dated January 5, 2010.	8-K	10.1	1/11/2010

10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010	8-K	10.2	1/11/2010

10.100	Monitoring Fee Escrow Agreement between the Company and YA Global, Yorkville Advisors LLC and David Gonzalez, Esq. dated January 5, 2010	8-K	10.3	1/11/2010

10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010	8-K	10.4	1/11/2010

10.102	Warrant dated January 5, 2010	8-K	10.5	1/11/2010

10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010	8-K	10.6	1/11/2010

10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010	8-K	10.7	1/11/2010

10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010	8-K	10.8	1/11/2010

10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010	8-K	10.9	1/11/2010

10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010	8-K	10.10	1/11/2010

10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010	8-K	10.11	1/11/2010

10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010	8-K	10.12	1/11/2010

10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010	8-K	10.13	1/11/2010

10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010	8-K	10.14	1/11/2010

10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010	8-K	10.15	1/11/2010

10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010	8-K	10.16	1/11/2010

10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010	8-K	10.17	1/11/2010

10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010	8-K	10.18	1/11/2010

10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010	8-K	10.19	1/11/2010

10.117	Amendment to the July 29, 2008 Warrant NEOM-9-1B between the Company and YA Global dated January 5, 2010	8-K	10.20	1/11/2010

10.118	Amendment to the July 29, 2008 Warrant NEOM-9-1C between the Company and YA Global dated January 5, 2010	8-K	10.21	1/11/2010

10.119	Amendment to the July 29, 2008 Warrant NEOM-9-1D between the Company and YA Global dated January 5, 2010	8-K	10.22	1/11/2010

10.120	First Amendment to Employment Agreement dated June 10, 2008 by and between the Company and Iain A. McCready	8-K	10.2	1/20/2010

10.121	Amended and Restated License Agreement dated January 22, 2010 with NeuStar, Inc.	8-K	10.1	1/28/2010

10.122	NeuStar Mobile Codes Pilot Program Agreement dated February 12, 2010	8-K	10.1	2/16/2010

10.123	First Amendment to Investment Agreement between Company and YA Global dated March 5, 2010	8-K	10.1	3/11/2010

10.124	Securities Purchase Agreement, dated May 27, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/3/2010

10.125	Secured Convertible Debenture NEOM 10-1, dated May 27, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	6/3/2010

10.126	Warrant No. 0510, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/3/2010

10.127	Global Warrant Amendment, dated May 28, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.4	6/3/2010

10.128	Ratification Agreement, dated May 27, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.7	6/3/2010

10.129	Irrevocable Transfer Agent Instructions, dated May 27, 2010, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.1	6/3/2010

10.130	Agreement, dated August 13, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	8/19/2010

10.131	Secured Convertible Debenture, No. NEOM-10-2, dated August 13, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	8/19/2010

10.132	Warrant, No. NEOM-0810, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	8/19/2010

10.133	Agreement on the Pledge of Intellectual Property Rights as Collateral, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary the Company Europe AG, and YA Global Investments, L.P.	8-K	10.6	8/19/2010

10.134	Second Ratification Agreement, dated August 13, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.7	8/19/2010

10.135	Irrevocable Transfer Agent Instructions, dated August 13, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.8	8/19/2010

10.136	Security Transfer of Moveable Assets, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary, NeoMedia Europe AG, and YA Global Investments, L.P.	8-K	10.9	8/19/2010

10.137	Agreement, dated September 29, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	10/1/2010

10.138	Secured Convertible Debenture, No. NEOM-10-3, dated September 29, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	10/1/2010

10.139	Warrant, No. NEOM-0910, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	10/1/2010

10.140	Third Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	10/1/2010

10.141	Irrevocable Transfer Agent Instructions, dated September 29, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	10/1/2010

10.142*	Compromise Agreement dated October 19, 2010, by and between the Company and Iain A. McCready	8-K	10.1	10/20/2010

10.143	Agreement, dated October 28, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	11/3/2010

10.144	Secured Convertible Debenture, No. NEOM-10-4, dated October 28, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	11/3/2010

10.145	Warrant, No. NEOM-1010, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	11/3/2010

10.146	Fourth Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	11/3/2010

10.147	Irrevocable Transfer Agent Instructions, dated October 28, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	11/3/2010

10.148	Confidential Settlement Agreement, dated December 14, 2010, by and between the Company and Rothschild Trust Holdings, LLC and BP BL Section 3.4, LLC	8-K	10.1	12/15/2010

10.149	Agreement, dated December 15, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	12/21/2010

10.150	Secured Convertible Debenture, No. NEOM-10-5, dated December 15, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	12/21/2010

10.151	Warrant, No. NEOM-1010, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	12/21/2010

10.152	Fifth Ratification Agreement, dated December 15, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	12/21/2010

10.153	Irrevocable Transfer Agent Instructions, dated December 15, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	12/21/2010

10.154	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.	8-K	10.1	12/22/2010

10.155	Agreement, dated January 10, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	1/14/2011

10.156	Secured Convertible Debenture, No. NEOM-11-1, dated January 10, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	1/14/2011

10.157	Warrant, No. NEOM-0111, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	1/14/2011

10.158	Sixth Ratification Agreement, dated January 10, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	1/14/2011

10.159	Irrevocable Transfer Agent Instructions, dated January 10, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	1/14/2011

10.160	Agreement, dated February 8, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	2/11/2011

10.161	Secured Convertible Debenture, No. NEOM-11-2, dated February 8, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	2/11/2011

10.162	Warrant, No. NEOM-0211, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	2/11/2011

10.163	Seventh Ratification Agreement, dated February 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	2/11/2011

10.164	Irrevocable Transfer Agent Instructions, dated February 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	2/11/2011

10.165	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.	8-K	10.1	2/22/2011

10.166	Agreement, dated March 11, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	3/17/2011

10.167	Secured Convertible Debenture, No. NEOM-11-3, dated March 11, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	3/17/2011

10.168	Warrant, No. NEOM-0311, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	3/17/2011

10.169	Eighth Ratification Agreement, dated March 11, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	3/17/2011

10.170	Irrevocable Transfer Agent Instructions, dated March 11, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	3/17/2011

10.171	Agreement, dated April 13, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	4/19/2011

10.172	Secured Convertible Debenture, No. NEOM-11-4, dated April 13, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	4/19/2011

10.173	Warrant, No. NEOM-0411, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	4/19/2011

10.174	Ninth Ratification Agreement, dated April 13, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	4/19/2011

10.175	Irrevocable Transfer Agent Instructions, dated April 13, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	4/19/2011

10.176	Agreement, dated May 31, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/3/2011

10.177	Secured Convertible Debenture, No. NEOM-11-5, dated May 31, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	6/3/2011

10.178	Warrant, No. NEOM-0511, dated May 31, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/3/2011

10.179	Ratification Agreement, dated May 31, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	6/3/2011

10.180	Irrevocable Transfer Agent Instructions, dated May 31, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	6/3/2011

10.181	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	7/1/2011

10.182	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	7/1/2011

10.183	Warrant, No. NEOM-0611, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	7/1/2011

10.184	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	7/1/2011

10.185	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	7/1/2011

10.186	Secured Convertible Debenture, No. NEOM-11-7, dated July 13, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.1	7/19/2011

10.187	Secured Convertible Debenture, No. NEOM-11-8, dated August 12, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	8/18/2011

10.188	Agreement, dated September 15, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	9/21/2011

10.189	Secured Convertible Debenture, No. NEOM-11-9, dated September 15, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreement filed at Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	9/21/2011

10.190	Warrant, No. NEOM-0911, dated September 15, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	9/21/201

10.191	Twelfth Ratification Agreement, dated September 15, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	9/21/2011

10.192	Irrevocable Transfer Agent Instructions, dated September 15, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	9/21/2011

10.193	Agreement, dated October 25, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	10/28/2011

10.194	Secured Convertible Debenture, No. NEOM-11-10, dated October 25, 2011, issued by the Company to YA Global Investments, L.P (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	10/28/2011

10.195	Warrant, No. NEOM-1011, dated October 25, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	10/28/2011

10.196	Thirteenth Ratification Agreement, dated October 25, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	10/28/2011

10.197	Irrevocable Transfer Agent Instructions, dated October 25, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	10/28/2011

10.198	Agreement, dated December 8, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	12/14/2011

10.199	Secured Convertible Debenture, No. NEOM-11-11, dated December 8, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	12/14/2011

10.200	Warrant, No. NEOM-1211, dated December 8, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	12/14/2011

10.201	Fourteenth Ratification Agreement, dated December 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	12/14/2011

10.202	Irrevocable Transfer Agent Instructions, dated December 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	12/14/2011

10.203	Agreement, dated January 11, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	1/18/2012

10.204	Secured Convertible Debenture, No. NEOM-12-1, dated January 11, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	1/18/2012

10.205	Warrant, No. NEOM-0112, dated January 11, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	1/18/2012

10.206	Fifteenth Ratification Agreement, dated January 11, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	1/18/2012

10.207	Irrevocable Transfer Agent Instructions, dated January 11, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	1/18/2012

10.208	Agreement, dated February 6, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	2/10/2012

10.209	Secured Convertible Debenture, No. NEOM-12-2, dated February 6, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	2/10/2012

10.210	Warrant, No. NEOM-0212, dated February 6, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	2/10/2012

10.211	Sixteenth Ratification Agreement, dated February 9, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	2/10/2012

10.212	Irrevocable Transfer Agent Instructions, dated February 6, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	2/10/2012

10.213	Agreement, dated March 26, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	3/27/2012

10.214	Secured Convertible Debenture, No. NEOM-12-3, dated March 26, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	3/27/2012

10.215	Warrant, No. NEOM-0312, dated March 26, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	3/27/2012

10.216	Seventeenth Ratification Agreement, dated March 26, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	3/27/2012

10.217	Irrevocable Transfer Agent Instructions, dated March 26, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer, LLC	8-K	10.7	3/27/2012

10.218	Agreement, dated April 26, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	5/1/2012

10.219	Secured Convertible Debenture, No. NEOM 12-4, dated April 26, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	5/1/2012

10.220	Warrant, No. NEOM-0412, dated April 26, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	5/1/2012

10.221	Eighteenth Ratification Agreement, dated April 26, 2012, by and among the Company, each of the Company’s subsidiaries and YA Global Investments, L.P.	8-K	10.6	5/1/2012

10.222	Irrevocable Transfer Agent Instructions dated April 26, 2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC	8-K	10.7	5/1/2012

10.223	Debenture Extension Agreement dated May 25, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	5/29/2012

10.224	Agreement, dated June 1, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/7/2012

10.225	Secured Convertible Debenture, No. NEOM 12-5, dated June 1, 2012, issued by the Company to YA Global Investments, L.P. (as amended by the Debenture Extension Agreement Filed February 8, 2013 with the Sec as Exhibit 10.1)	8-K	10.2	6/7/2012

10.226	Warrant No. NEOM-0512 dated June 1, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/7/2012

10.227	Nineteenth Ratification Agreement, dated June 1, 2012, by and among the company, each of the Company’s subsidiaries and YA Global Investments, L.P.	8-K	10.6	6/7/2012

10.228	Irrevocable Transfer Agent Instructions dated June 1, 2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC	8-K	10.7	6/7/2012

10.229	Agreement dated July 20, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	7/27/2012

10.230	Secured Convertible Debenture, No. NEOM 12-6, dated July 20, 2012, issued by the Company to YA Global Investments, L.P. (as amended by the Debenture Extension Agreement Filed February 8, 2013 with the Sec as Exhibit 10.1)	8-K	10.2	7/27/2012

10.231	Warrant, No. NEOM-0612 dated July 20, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	7/27/2012

10.232	Twentieth Ratification Agreement, dated July 20, 2012, by and among the Company, each of the Company’s subsidiaries and YA Global Investments, L.P.	8-K	10.6	7/27/2012

10.233	Irrevocable Transfer Agent Instructions dated July 20,2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC	8-K	10.7	7/27/2012

10.234	Confidential Patent License Agreement dated August 20, 2012, by and between the Company and Microsoft Corporation	8-K	10.1	8/24/2012

10.235	General Services Agreement dated August 27, 2012, by and between the Company and Jeff Huitt	8-K	10.1	8/28/2012

10.236	Debenture Extension Agreement dated February 4, 2013, by and between the Company and YA Global Investments, L.P.	8-K	10.1	2/8/2013

10.237*	Employment Agreement by and between the Company and Laura Marriott dated August 30, 2013	8-K	10.1	8/30/2013

10.238	Reaffirmation and Ratification Agreement by and between the Company and YA Global Investments, L.P. dated September 16, 2013		10-Q	10.1	10/28/2013

10.239	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-42, by and between the Company and YA Global Investments, L.P. dated September 16, 2013		10-Q	10.2	10/28/2013

10.240	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-43, by and between the Company and YA Global Investments, L.P. dated September 16, 2013		10-Q	10.3	10/28/2013

10.241	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-44, by and between the Company and YA Global Investments, L.P. dated September 16, 2013		10-Q	10.4	10/28/2013

10.242	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-45, by and between the Company and YA Global Investments, L.P. dated September 16, 2013		10-Q	10.5	10/28/2013

10.243	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-46, by and between the Company and YA Global Investments, L.P. dated September 16, 2013		10-Q	10.6	10/28/2013

10.244	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-47, by and between the Company and YA Global Investments, L.P. dated September 16, 2013		10-Q	10.7	10/28/2013

10.245	Debenture Redemption Agreement, by and between the Company and YA Global Investments, L.P. dated October 11, 2013		10-Q	10.8	10/28/2013

10.246	Amended and Restated Patent Security Agreement, by and between the Company and YA Global Investments, L.P. dated October 25, 2013		10-Q	10.9	10/28/2013

10.247	Agreement on the Pledge of Shares as Collateral of NeoMedia Europe GmbH by and between the Company and YA Global Investments, L.P. dated December 13, 2013		10-K	10.247	3/17/2014

14	Code of Professional Ethics		10-K	14.1	4/3/2007

21	Subsidiaries of the Registrant		10-K	21	3/17/2014

23.1	Consent of StarkSchenkein, LLP		10-K	23.1	3/17/2014

23.2	Consent of Kingery & Crouse, P.A.		10-K	23.2	3/17/2014

23.3	Consent of Kingery & Crouse, P.A.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.

Date: September 19, 2014

	By:	/s/ Laura A. Marriott
Laura A. Marriott
Chief Executive Officer, Principal Executive Officer

/s/ Barry S Baer
Barry S Baer
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 19, 2014.

Signatures	Title	Date

/s/ Laura A. Marriott	Chief Executive Officer, Principal Executive Officer and Board Chairperson	September 19, 2014
Laura A. Marriott

/s/ Barry S Baer	Chief Financial Officer, Principal Financial and Accounting Officer	September 19, 2014
Barry S Baer

/s/ George G. O’Leary	Director	September 19, 2014
George G. O’Leary

/s/ Sarah Fay	Director	September 19, 2014
Sarah Fay

/s/ Peter Mannetti	Director	September 19, 2014
Peter Mannetti

Page 64