Form 10-Q/A
period 2014-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2014-09-22
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(1st Amendment)

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

EXPLANATORY NOTE

We are filing this amendment to amend our quarterly report on Form 10-Q for the quarterly period ended March 31, 2014 which was originally filed with the Securities and Exchange Commission on April 30, 2014.

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

Our operational performance remains unchanged. All other information included in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2014 has not been amended. Except for the matter described above, this amendment does not modify or update disclosures in the originally filed quarterly report on Form 10-Q, or reflect events occurring after April 30, 2014, which is the date of the filing of the originally filed quarterly report on Form 10-Q.

NeoMedia Technologies, Inc.

Form 10-Q/A

(1ST Amendment)

For the Quarterly Period Ended March 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Restatement of 2014 and 2013 Financial Statements - During the three month period ended March 31, 2014, for fair value accounting of the derivative financial instruments and debentures payable, we reassessed the valuation techniques used to estimate the liability fair values. Based on the assessment, we determined that the valuation technique should be modified to consider the potentially dilutive impact on the stock price resulting from the issuance of additional shares of common stock upon the conversion of the instruments as well as the resulting value in comparison to our market capitalization.

On July 16, 2014, after a series of comment letters beginning November 22, 2013, we received correspondence from the Securities and Exchange Commission, requesting that (i) we restate certain of our financial statements by filing amendments to the reports containing such financials, and (ii) we file an 8-K to report non-reliance on such financials. In its correspondence, the SEC asserted that certain modifications in our valuation methodology, deemed as accounting estimates, contained errors with respect to the valuation of convertible debentures issued by us, in that such methodology did not capture the debentures’ potentially dilutive effect upon their conversion into common stock.

We agreed with the SEC’s assertion that certain modifications in our valuation methodology contained errors with respect to the valuation of convertible debentures issued by us. Thus, we restated our financial statements as of and for the year ended December 31, 2013 and to reflect the change in valuation technique and correction of the fair value accounting of the derivative financial instruments and debentures payable. As discussed in Note 1 and Note 2 to the Condensed Consolidated Financial Statements we also restated our results of operations for the three months ended March 31, 2014 and 2013.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(UNAUDITED)	(RESTATED)
ASSETS
Current assets:
Cash and cash equivalents	$266	$267
Accounts receivable	386	295
Prepaid expenses and other current assets	88	107
Total current assets	740	669
Property and equipment, net	4	5
Goodwill	3,418	3,418
Patents and other intangible assets, net	1,144	1,213
Other long-term assets	20	-
Total assets	$5,326	$5,305

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$334	$236
Accrued expenses	473	291
Deferred revenues and customer prepayments	1,971	2,252
Notes payable	28	56
Derivative financial instruments – warrants	247	620
Derivative financial instruments - Series C and D Convertible Preferred Stock and debentures payable	159	296
Debentures payable - carried at fair value	38,795	38,250
Total current liabilities	42,007	42,001

Commitments and contingencies	-	-

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,816 shares issued and outstanding and a liquidation value of $4,816 at March 31, 2014 and December 31, 2013	4,816	4,816
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 shares issued and outstanding with a liquidation value of $348 at March 31, 2014 and December 31, 2013	348	348

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 4,984,827,279 and 332,321,819 shares issued and outstanding as of March 31, 2014 and December 31, 2013	4,985	4,985
Additional paid-in capital	190,946	190,946
Accumulated deficit	(236,895)	(236,910)
Accumulated other comprehensive loss	(102)	(102)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(41,845)	(41,860)
Total liabilities and shareholders’ deficit	$5,326	$5,305

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
	(RESTATED)	(RESTATED)
Revenues	$1,003	$602
Cost of revenues	158	31
Gross profit	845	571

Sales and marketing expenses	15	61
General and administrative expenses	603	857
Research and development costs	177	212

Operating income (loss)	50	(559)

Gain (loss) from change in fair value of hybrid financial instruments	(545)	24,487
Gain from change in fair value of derivative liability – warrants	373	3,166
Gain from change in fair value of derivative liability - Series C and D Convertible Preferred Stock and debentures	137	1,943

Net income	$15	$29,037

Comprehensive income:
Net income	$15	$29,037
Foreign currency translation adjustment	-	111

Comprehensive income	$15	$29,148

Net income per common share, basic and diluted:
Basic	$0.000	$0.010
Fully diluted	$0.000	$0.001

Weighted average number of common shares:
Basic	4,984,827,279	2,789,315,439
Fully diluted	266,001,250,808	27,931,664,140

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(RESTATED)	(RESTATED)
Cash Flows from Operating Activities:
Net income	$15	$29,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	70	179
(Gain) loss from change in fair value of hybrid financial instruments	545	(24,487)
Gain from change in fair value of derivative liability – warrants	(373)	(3,166)
Gain from change in fair value of derivative liability - Series C and D Convertible Preferred Stock and debentures	(137)	(1,943)

Changes in operating assets and liabilities
Accounts receivable	(91)	(59)
Prepaid expenses and other assets	(1)	175
Accounts payable and accrued expenses	280	105
Deferred revenues and customer prepayments	(281)	(388)

Net cash provided by (used in) operating activities	27	(547)

Cash Flows from Investing Activities:
Net cash from investing activities	-	-

Cash Flows from Financing Activities:
Payments on short-term notes payable	(28)	-
Net cash used in financing activities	(28)	-

Effect of exchange rate changes on cash	-	(2)

Net change in cash and cash equivalents	(1)	(549)

Cash and cash equivalents, beginning of period	267	611
Cash and cash equivalents, end of period	$266	$62

Supplemental cash flow information:
Convertible debentures converted to common stock	$-	$320

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

The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. We believe these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of the financial statements. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on March 17, 2014 and its subsequent amendment. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. In addition, as we communicated in a Periodic Report on Form 8-K on July 29, 2014, we are restating certain of our financial statements by filing amendments to our previously filed Form 10-K for December 31, 2013 (and interim periodic reports on Form 10-Q).   We and the SEC have concluded that certain modifications in the Company’s valuation methodology, deemed as accounting estimates by the Company, contained errors with respect to the valuation of convertible debentures issued by the Company, in that such methodology did not capture the debentures’ potentially dilutive effect upon their conversion into common stock.  Please see the disclosure immediately below entitled “Restatement to 2014 and 2013 Interim Reporting and of the December 31, 2013 Balance Sheet” for further information as these changes in valuation methodology has affected our previously filed interim report on Form 10-Q for March 31, 2014.

Note 2 – Summary of Significant Accounting Policies

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

Change in Estimates – For the three month period ended March 31, 2013 fair value accounting of the derivative financial instruments and debentures payable, we reassessed the valuation techniques used to estimate the liability fair values. Based on the assessment, including discussions with the third-party valuation firm assisting us with the calculation, we determined that the valuation technique should be modified to consider the potentially dilutive impact on the stock price resulting from the issuance of additional shares of common stock upon the conversion of the instruments as well as the resulting value in comparison to our market capitalization.

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

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern given fair value accounting related to our debentures. Our net income for the three months ended March 31, 2014 and 2013 was $15,000 as compared to $29.0 million, respectively, including $35,000 and $29.6 million, respectively, of net gains related to our financing instruments.

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

Restatement to 2014 and 2013 Interim Reporting – As noted above and disclosed initially in our Periodic Report on Form 8-K on July 29, 2014, during the three month period ended March 31, 2014, for fair value accounting of the derivative financial instruments and debentures payable, we reassessed the valuation techniques used to estimate the liability fair values. Based on the assessment, including discussions with the third-party valuation firm assisting us with the calculation, we determined that the valuation technique should be modified to consider the potentially dilutive impact on the stock price resulting from the issuance of additional shares of common stock upon the conversion of the instruments as well as the resulting value in comparison to our market capitalization.

We agree with the SEC’s assertion that certain modifications in our valuation methodology contained errors with respect to the valuation of convertible debentures issued by us. We are restating the March 31, 2014 and 2013 three month periods to reflect the change in valuation technique and correction of the fair value accounting of the derivative financial instruments and debentures payable. In addition, we are also restating our December 31, 2013 Balance Sheet as it pertains to the Fair Value of our Warrants, Preferred Series C & D and Convertible Debentures to amounts as stated below from how they were reported as of December 31, 2013 in our 10-K:

	December 31, 2013		December 31, 2013
	(as previously reported)	Adjustments	(Restated)

Derivative Financial Instruments – warrants	$684	$(64)	$620

Derivative Financial Instruments – Series C and D PS and DP	$23,606	$(23,310)	$296

Debentures payable – carried at fair value	$257,451	$(219,201)	$38,250

Total Liabilities	$284,576	$(242,575)	$42,001

Accumulated deficit	$(479,485)	$242,575	$(236,910)

Total shareholders’ deficit	$(284,435)	$242,575	$(41,860)

The table below reflects the changes in restating the derivative liabilities for the three months ended March 31, 2014 (in thousands):

Derivative Liability Restatement for the 3 months ended March 31, 2014:

	3 Months. March 31, 2014		3 Months. March 31, 2014
	(as previously reported)	Adjustments	(Restated)

Gain (loss) from change in fair value of hybrid financial instruments	$218,656	$(219,201)	$(545)

Gain (loss) from change in fair value of derivative liability – warrants	$437	$(64)	$373

Gain (loss) from change in fair value of derivative liability – Series C & D	$23,447	$(23,310)	$137

Net income	$242,590	$(242,575)	$15

Net income available to common shareholders	$242,590	$(242,575)	$15

Comprehensive income	$242,590	$(242,575)	$15

Statement of Cash Flow:

	3 Months. March 31, 2014		3 Months. March 31, 2014
	(as previously reported)	Adjustments	(Restated)

Net income	$242,590	$(242,575)	$15

Gain (loss) from change in fair value of hybrid financial instruments	$(218,656)	$219,201	$545

Gain (loss) from change in fair value of derivative liability – warrants	$(437)	$64	$(373)

Gain (loss) from change in fair value of derivative liability – Series C & D	$(23,447)	$23,310	$(137)

Net cash used in operating activities	$27	$-	$27

The table below reflects the changes in restating the derivative liabilities for the three months ended March 31, 2013 (in thousands):

Derivative Liability Restatement for the 3 months ended March 31, 2013:

	3 Months. March 31, 2013		3 Months. March 31, 2013
	(as previously reported)	Adjustments	(Restated)

Gain (loss) from change in fair value of hybrid financial instruments	$6,774	$17,713	$24,487

Gain (loss) from change in fair value of derivative liability – warrants	$3,122	$44	$3,166

Gain (loss) from change in fair value of derivative liability – Series C & D	$(299)	$2,242	$1,943

Net income	$9,038	$19,999	$29,037

Net income available to common shareholders	$9,038	$19,999	$29,037

Comprehensive income	$9,149	$19,999	$29,148

Statement of Cash Flow:

	3 Months. March 31, 2013		3 Months. March 31, 2013
	(as previously reported)	Adjustments	(Restated)

Net income	$9,038	$19,999	$29,037

Gain (loss) from change in fair value of hybrid financial instruments	$(6,774)	$(17,713)	$(24,487)

Gain (loss) from change in fair value of derivative liability – warrants	$(3,122)	$(44)	$(3,166)

Gain (loss) from change in fair value of derivative liability – Series C & D	$299	$(2,242)	$(1,943)

Net cash used in operating activities	$(547)	$-	$(547)

In addition to the material misstatement related to our change in valuation methodologies described above, and of the December 31, 2013 Balance Sheet, in connection with the completion of our third quarter 2013 and first quarter 2013 reporting, we identified certain errors associated with our first quarter 2013 interim reporting. We assessed the impact of these errors and concluded that the errors did not result in a material misstatement.  To correct the errors, we have restated the three months ended March 31, 2013 reporting as discussed below. Our assessment considered the guidance provided by ASC Topic 250, Accounting Changes and Error Corrections and ASC Topic 250-10-S99-1, Assessing Materiality. Based on our conclusion that the errors were not material individually or in aggregate to any of the prior reporting periods, we determined amendments to previously filed financial statement reports were not required in accordance with the applicable ASC guidance. We also concluded that the revisions applicable to prior periods should be reflected herein and will be reflected in future filings containing such information.

The condensed consolidated statements of operations for the three months ended March 31, 2013 included a clerical error resulting in the foreign currency translation adjustment within comprehensive income (loss) reflecting a $111,000 loss but should have reflected a $111,000 gain. The reporting has been revised herein to reflect the proper amounts.

The condensed consolidated statements of cash flows for the three months ended March 31, 2013 overstated net cash used in operating activities and the effect of exchange rate changes on cash by approximately $113,000.  The revised net cash used in operating activities was approximately $547,000 and the effect of exchange rate changes on cash was negative $2,000. The amounts have been restated herein to reflect the proper amounts.

As discussed in Note 4 – Financing, we are limited to issuing shares of common stock in connection with preferred stock and debenture conversions at no less than par value.  The methodology used to determine the number of common stock shares issued for debentures and preferred stock is based upon the market value received for the shares issued, and any short-fall between the par value of the shares issued and the market value of the shares is recorded as a deemed dividend.  During the three months ended March 31, 2013, the conversion of debentures and Series C Preferred Stock resulted in deemed dividends of $681,000 and $16,000, respectively, and the deemed dividend amounts were not reflected in the net loss available to common shareholders.  The reporting herein has been revised to reflect the proper amounts.

Basic and Diluted Net Income Per Common Share – The components of basic and diluted income per share attributable to the Company’s common stock shareholders were as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2014	2013
	(RESTATED)	(RESTATED)
Numerator:
Net income available to common shareholders	$15	$29,037
Effect of dilutive securities:
Hybrid financial instruments	(545)	(24,487)
Derivative liability – warrants	373)	3,166
Derivative liability - Series C and D Convertible
Preferred Stock and debentures	137)	1,943
Numerator for diluted income per common share	$(20)	$9,659

Denominator:
Weighted average shares used to compute basic income per common share	4,984,827,279	2,789,315,439
Effect of dilutive securities:
Hybrid financial instruments	233,957,214,103	32,949,714
Derivative liability - warrants	440,652,725	2,083,292
Derivative liability - Series C and D preferred stock and debentures	26,618,556,701	3,398,694
Denominator for diluted income per common share	266,001,250,808	27,931,664,140

Basic income per common share	$0.000	$0.010
Diluted income per common share	$0.000	$0.001

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

March 31, 2014
	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Convertible Preferred Stock	$4,816	$4,816	$148	24,823,015
Series D Convertible Preferred Stock	348	348	11	1,794,330
Total	$5,164	$5,164	$159	26,617,345

December 31, 2013 (Restated)
	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Convertible Preferred Stock	$4,816	$4,816	$276	24,823,015
Series D Convertible Preferred Stock	348	348	20	1,794,330
Total	$5,164	$5,164	$296	26,617,345

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

Restated gain from change in fair value of derivative liability – Series C and D Convertible Preferred Stock and debentures

	Three months ended March 31,
	2014	2013
	(Restated)	(Restated)
	(in thousands)
Series C Convertible Preferred Stock	$128	$1,798
Series D Convertible Preferred Stock	9	129

Debentures:
2006	-	16
Gain (loss) from change in fair value of derivative liability - Series C and D Convertible Preferred Stock and debentures	$137	$1,943

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

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. We estimate the fair value of the hybrid instrument as the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of March 31, 2014 included: (i) present value of future cash flows for the debentures using an effective market interest rate of 13.0%, (ii) remaining term of 1.34 years, (iii) annualized volatility of 187%, and (iv)anti-dilution adjusted conversion prices ranging from $0.00018 - $0.00019. We also modified the valuation technique to consider the potentially dilutive impact on the stock price from the issuance of common shares upon the conversion of the debentures. Approximately $217.4 million of the gain from change in fair value of hybrid financial instruments was attributable to the change in valuation technique for the three months ended March 31, 2014. The Company determined inclusion of the impact from potentially dilutive shares in the valuation technique to be a change in accounting estimate as discussed in ASC Topic 250-10-45-17, Accounting Changes and Error Corrections, and is therefore reflected in the period of change and will be reflected in future periods.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of shares of common stock into which the instruments are convertible as of March 31, 2014 and December 31, 2013.

March 31, 2014			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,962	$2,041	12,285,288
2007	839	950	3,244,058
2008	2,047	1,898	11,689,415
2009	134	155	923,440
2011	852	866	5,226,562
2012	972	1,013	8,524,582
2013	34,211	31,872	192,394,516
Total	$41,017	$38,795	234,287,861

December 31, 2013 (Restated)			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,962	$2,008	819,019
2007	839	533	216,720
2008	2,047	1,905	779,294
2009	134	151	61,563
2011	852	854	348,437
2012	972	1,392	568,305
2013	34,211	31,407	12,826,301
Total	$41,017	$38,250	15,619,639

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as gain from change in fair value of hybrid financial instruments in the accompanying condensed consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

Restated gain (loss) from change in fair value of hybrid financial instruments

	Three months ended March 31,
	2014	2013
	(in thousands)
	(Restated)	(Restated)
2006	$(33)	$5,682
2007	(417)	6,789
2008	7	4,776
2009	(4)	1,448
2010	-	2,571
2011	(12)	1,729
2012	379	1,492
2013	(465)	-
Gain from changes in fair value of hybrid instruments	$(545)	$24,487

Warrants – The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		March 31, 2014			December 31, 2013
		Anti- Dilution			Anti- Dilution
		Adjusted			Adjusted		Fair
	Expiration	Exercise		Fair	Exercise		Value
	Year	Price ($)	Warrants	Value	Price ($)	Warrants	(RESTATED)
			(in thousands)			(in thousands)
Warrants issued with preferred stock:
Series D Convertible Preferred Stock	2017	0.000100	87,368	$44	0.000100	87,368	$110

Warrants issued with debentures:
2008	2015	0.000100	238,079	117	0.000100	238,079	294
2010	2015	0.000100	81,340	40	0.000100	81,340	101
2011	2016	0.000100	58,256	29	0.000100	58,256	72
2012	2017	0.000100	34,947	17	0.000100	34,947	43

Total			499,990	$247		499,990	$620

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

Changes in the fair value of the warrants are reported as gain from change in fair value of derivative liability – warrants in the accompanying condensed consolidated statement of operations. The changes in the fair value of the warrants were as follows:

Restated gain from change in fair value of derivative liability – warrants

	Three months ended March 31,
	2014	2013
	(Restated)	(Restated)
	(in thousands)
Warrants issued with preferred stock:
Series D Convertible Preferred Stock	$66	$71

Warrants issued with debentures:
2008	177	1,409
2010	61	1,080
2011	43	385
2012	26	221
Gain from change in fair value of derivative liability – warrants	$373	$3,166

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the three months ended March 31, 2014 (in thousands):

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2013 (Restated):	$296	$620	$38,250	$39,166

Fair value adjustments: (Restated)
Compound embedded derivatives	(137)	-	-	(137)
Warrant derivatives	-	(373)	-	(373)
Hybrid instruments	-	-	545	545
Ending balance, March 31, 2014	$159	$247	$38,795	$39,201

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

Other Income (Expense)

The following table sets forth certain data derived from our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
	(Restated)	(Restated)
Gain (loss) from change in fair value of hybrid financial instruments	$(545)	$24,487
Gain from change in fair value of derivative liability - warrants	373	3,166
Gain from change in fair value of derivative liability - Series C and D preferred stock and debentures	137	1,943

Total other income	$(35)	$29,596

Gain (loss) from Change in Fair Value of Hybrid Financial Instruments – We record our debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended March 31, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in wloss of $.5 million and a gain of $24.5 million, respectively. The loss for the three months ended March 31, 2014 was primarily due to fluctuations in our stock price and the impact of those fluctuations on the fair value determination of the hybrid financial instruments. The gain for the three months ended March 31, 2013 was primarily due to a change in our valuation technique used to estimate the liability. See the Change in Estimates discussion within Note 2 – Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for additional description.

Gain from Change in Fair Value of Derivative Liabilities – Warrants – We account for our outstanding common stock warrants that were issued in connection with our preferred stock and our debentures, at fair value. For the three months ended March 31, 2014 and 2013, the liability related to the securities fluctuated resulting in a gain of $0.4 million and $3.2 million, respectively. The increase during the three months ended March 31, 2014 was primarily due to fluctuations in our stock price and the impact of those fluctuations on the fair value determination of the hybrid financial instruments. The gain during the three months ended March 31, 2013 was primarily the result of the cancellation of approximately 1.5 billion warrants in February 2013.

Gain from Change in Fair Value of Derivative Liabilities – Series C and D Convertible Preferred Stock and Debentures – For our Series C and D Convertible Preferred Stock, and certain of our historical debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the three months ended March 31, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a gain of $0.1 million as compared to a gain of $1.9 million, respectively. The gain for the three months ended March 31, 2014 was primarily due to fluctuations in our stock price and the impact of those fluctuations on the fair value determination of the hybrid financial instruments. The gain for the three months ended March 31, 2013 was primarily due to a change in our valuation technique used to estimate the liability. See the Change in Estimates discussion within Note 2 – Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for additional description.

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

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute on our business plan will be successful and that we will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern given fair value accounting related to our debentures. Our net income for the three months ended March 31, 2014 and 2013 was $15,000 and $29.0 million, respectively, including $35,000 and $29.6 million, respectively, of net gains related to our financing instruments.

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

ITEM 6. Exhibits

(a) Exhibits:

Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996

3.2	By-laws of the Company		8-K	3.2	12/21/2010

3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996

3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996

3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996

3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996

3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996

3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996

3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996

3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996

3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996

3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock	SB-2	3.15	11/25/1996

3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006	8-K	10.9	2/21/2006

3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010	8-K	3.1	1/11/2010

3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010	8-K	10.1	1/8/2010

3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010	8-K	3.3	1/11/2010

3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010	8-K	3.1	3/11/2010

10.1	Agreement and Plan of Merger dated February 21, 2014, by and between the Company and Qode Services Corporation	10-Q	10.1	4/30/2014

10.2	Reaffirmation and Ratification Agreement dated April 25, 2014, by and between the Company and YA Global Investments, L.P.	10-Q	10.2	4/30/2014

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification by Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: September 19, 2014	/s/ Laura A. Marriott
Laura A. Marriott Chief Executive Officer

September 19, 2014	/s/ Colonel Barry S. Baer
Colonel (Ret.) Barry S. Baer Chief Financial Officer and Principal Financial and Accounting Officer

Page 28