Form 10-Q
period 2014-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2014-11-05
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of outstanding shares of the registrant’s Common Stock on October 20, 2014 was 3,454,429,862.

NeoMedia Technologies, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$170	$267
Accounts receivable	215	295
Prepaid expenses and other current assets	50	107
Total current assets	435	669
Property and equipment, net	1	5
Goodwill	3,418	3,418
Patents and other intangible assets, net	1,017	1,213
Other long-term assets	20	–
Total assets	$4,891	$5,305

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$395	$236
Accrued expenses	368	291
Deferred revenues and customer prepayments	1,511	2,252
Notes payable	242	56
Derivative financial instruments – warrants	2	620
Derivative financial instruments - Series C and D preferred stock and debentures payable	22	296
Debentures payable - carried at fair value	35,788	38,250
Total current liabilities	38,328	42,001

Commitments and contingencies

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,357 and 4,816 shares issued and outstanding, respectively, and a liquidation value of $4,357 and $4,816 at September 30, 2014 and December 31, 2013, respectively	4,357	4,816
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 and 3,481 shares issued and outstanding, respectively, and a liquidation value of $348 and $348, respectively, at September 30, 2014 and December 31, 2013	348	348

Shareholders' deficit:
Common stock, no par value, 7,500,000,000 shares authorized, 2,818,464,157 and 332,321,819 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	4,985	4,985
Additional paid in capital	192,164	190,946
Accumulated deficit	(234,410)	(236,910)
Accumulated other comprehensive loss	(102)	(102)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders' deficit	(38,142)	(41,860)
Total liabilities and shareholders' deficit	$4,891	$5,305

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenue	$1,002	$1,602	$2,659	$3,871
Cost of revenues	193	300	438	600
Gross profit	809	1,302	2,221	3,271

Sales and marketing expenses	22	16	77	124
General and administrative expenses	493	723	1,838	2,245
Research and development costs	80	123	402	507
Other operating income	–	–	–	(227)

Operating income (loss)	214	440	(96)	622

Gain (loss) from change in fair value of hybrid financial instruments	(1,369)	4,495	(2,542)	28,549
Gain (loss) from change in fair value of derivative liability – warrants	38	90	618	3,514
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	29	31	273	2,029
Gain on extinguishment of Debt	–	53	4,247	53
Interest income	–	–	–	16

Net income/(loss)	(1,088)	5,109	2,500	34,783

Deemed dividends on convertible preferred stock	–	–	–	(16)
Deemed dividends on convertible debentures	–	(45)	–	(726)

Net income (loss) available to common shareholders	$(1,088)	$5,064	$2,500	$34,041

Comprehensive income (loss):
Net income (loss)	(1,088)	5,109	2,500	34,783
Foreign currency adjustment	–	–	–	133

Comprehensive income (loss):	$(1,088)	$5,109	$2,500	$34,916

Net income (loss) per common share, basic and diluted:
Basic	$0.00	$0.00	$0.00	$0.00
Fully diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares:
Basic	1,357,349,653	4,984,827,279	810,443,147	3,823,483,604
Fully diluted	1,395,781,353	5,023,258,979	848,874,847	3,861,915,304

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the nine months ended September 30,
	2014	2013
		(Restated)
Cash Flows from Operating Activities:
Net income	$2,500	$34,783
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	201	325
(Gain) loss from change in fair value of hybrid financial instruments	2,542	(28,549)
(Gain) loss from change in fair value of derivative liability – warrants	(618)	(3,514)
(Gain) loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	(273)	(2,029)
Stock-based compensation	1	1
Gain on Extinguishment of Debt	(4,247)	(53)
Changes in operating assets and liabilities:
Accounts receivable	80	(386)
Prepaid expenses and other assets	37	59
Accounts payable and accrued expenses	236	52
Deferred revenues and customer prepayments	(792)	(1,225)
Net cash used in operating activities	(333)	(536)

Cash Flows from Investing Activities:
Net cash used in investing activities	–	–

Cash Flows from Financing Activities:
Borrowing under long-term debenture note payable	292	110
Payments on short-term notes payable	(56)	(27)
Net cash (used) provided by financing activities	236	83

Effect of exchange rate changes on cash	–	(1)

Net change in cash and cash equivalents	(97)	(454)

Cash and cash equivalents, beginning of period	267	611
Cash and cash equivalents, end of period	$170	$157

Supplemental cash flow information:
Non-cash financing activities:
Series C preferred stock converted to common stock	$459	$24
Convertible debentures converted to common stock	758	4,233
Deemed dividend on Series C preferred stock issued	–	16
Deemed dividend on convertible debentures converted	–	726

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. We believe these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of the financial statements. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on March 17, 2014. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. In addition, as we communicated in a Periodic Report on Form 8-K on July 29, 2014, we have restated certain of our financial statements by filing amendments to our previously filed Form 10-K for December 31, 2013 and the previously filed Form 10-Q for March 31, 2014.    Please see the disclosure below entitled “Restatement to 2013 Interim Reporting and of the December 31, 2013 Balance Sheet” for further information as these changes in valuation methodology has affected our previously filed interim report on Form 10-Q for September 30, 2013.

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

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. Our net income for the nine months ended September 30, 2014 was $2.5 million as compared to net income of $34.8 million for the same period in 2013. The operating results for the nine months ended September 30, 2014 included $2.6 million of net gains related to financing instruments, and the operating results for the same period in 2013 included $34.1 million of net gains related to financing instruments.

Net cash used in operations during the nine months ended September 30, 2014 was $333,000 as compared to net cash used in operations of $.5 million during the nine months ended September 30, 2013. As of September 30, 2014, we have an accumulated deficit of $234.4 million. We also have a working capital deficit of $37.9 million, including $35.8 million in current liabilities for our derivative and debenture financing instruments.

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

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of shares of common stock outstanding. During the first nine months of 2014, there were 2,486,141 thousand shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into shares of common stock.

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

We are restating the September 30, 2013 three month and nine month periods to reflect the change in valuation technique and correction of the fair value accounting of the derivative financial instruments and debentures payable. In addition, as filed on our Form 10-K/A on September 19, 2014, we also restated our December 31, 2013 Balance Sheet as it pertains to the Fair Value of our Warrants, Preferred Series C & D and Convertible Debentures to amounts as stated below from how they were reported as of December 31, 2013 in our 10-K (in thousands):

	December 31, 2013 (as previously reported)	Adjustments	December 31, 2013 (Restated)

Derivative Financial Instruments – warrants	$684	$(64)	$620
Derivative Financial Instruments – Series C and D PS and DP	$23,606	$(23,310)	$296
Debentures payable – carried at fair value	$257,451	$(219,201)	$38,250
Total Liabilities	$284,576	$(242,575)	$42,001
Accumulated Deficit	$(479,485)	$242,575	$(236,910)
Total shareholders’ deficit	$(284,435)	$242,575	$(41,860)

The tables below reflect the changes in restating the derivative liabilities for the three months and nine months ended September 30, 2013:

Derivative Liability Restatement for the 3 months ended September 30, 2013 (in thousands):

	3 Mos. September 30, 2013 (as previously reported)	Adjustments	3 Mos. September 30, 2013 (as Restated)

Gain (loss) from change in fair value of hybrid financial instruments	$(24,165)	$28,660	$4,495

Gain (loss) from change in fair value of derivative liability – warrants	$92	$(2)	$90

Gain (loss) from change in fair value of derivative liability – Series C & D	$(2,620)	$2,651	$31

Net income (loss)	$(26,200)	$31,309	$5,109

Net income (loss) available to shareholders	$(26,245)	$31,309	$5,064

Comprehensive income (loss)	$(26,200)	$31,309	$5,109

Derivative Liability Restatement for the 9 months ended September 30, 2013 (in thousands):

	9 Mos. September 30, 2013 (as previously reported)	Adjustments	9 Mos. September 30, 2013 (as Restated)

Gain (loss) from change in fair value of hybrid financial instruments	$(46,959)	$75,508	$28,549

Gain (loss) from change in fair value of derivative liability – warrants	$3,503	$11	$3,514

Gain (loss) from change in fair value of derivative liability – Series C & D	$(4,769)	$6,798	$2,029

Net income (loss)	$(47,534)	$82,317	$34,783

Net income available to shareholders	$(48,276)	$82,317	$34,041

Comprehensive income (loss)	$(47,667)	$82,583	$34,916

Statement of Cash Flows for the 9 months ended September 30, 2013 (in thousands):

	9 Mos. September 30, 2013 (as previously reported)	Adjustments	9 Mos. September 30, 2013 (as Restated)

Net income (loss)	$(47,534)	$82,317	$34,783

Gain (loss) from change in fair value of hybrid financial instruments	$(46,959)	$75,508	$28,549

Gain (loss) from change in fair value of derivative liability – warrants	$3,503	$11	$3,514

Gain (loss) from change in fair value of derivative liability – Series C & D	$(4,769)	$6,798	$2,029

Net cash used in operating activities	$(536)	$-	$(536)

In addition to the change in valuation methodologies described above, and of the December 31, 2013 Balance Sheet, in connection with the completion of our third quarter 2013 and second quarter 2013 reporting, we identified certain errors associated with our second quarter 2013 interim reporting. We assessed the impact of these errors and concluded that the errors did not result in a material misstatement.  To correct the errors, we have restated the nine months ended September 30, 2013 reporting as discussed below. Our assessment considered the guidance provided by ASC Topic 250, Accounting Changes and Error Corrections and ASC Topic 250-10-S99-1, Assessing Materiality. Based on our conclusion that the errors were not material individually or in aggregate to any of the prior reporting periods, we determined amendments to previously filed financial statement reports were not required in accordance with the applicable ASC guidance. We also concluded that the revisions applicable to prior periods should be reflected herein and will be reflected in future filings containing such information.

The condensed consolidated statements of operations for the nine months ended September 30, 2013 included a clerical error resulting in an understatement of general and administrative expenses of approximately $51,000.  The reporting herein has been revised to reflect the proper amounts.

As discussed in Note 4 – Financing, we are limited to issuing shares of common stock in connection with preferred stock and debenture conversions at no less than par value.  The methodology used to determine the number of common stock shares issued for debentures and preferred stock is based upon the market value received for the shares issued, and any short-fall between the par value of the shares issued and the market value of the shares is recorded as a deemed dividend.  During the three and nine months ended September 30, 2013, the conversion of debentures and Series C Preferred Stock resulted in deemed dividends of $681,000 and $16,000, respectively, and the deemed dividend amounts were not reflected in the net loss available to common shareholders.  The reporting herein has been revised to reflect the proper amounts.

The condensed consolidated statements of cash flows for the nine months ended September 30, 2013 overstated net cash used in operating activities and effect of exchange rate changes on cash by approximately $334,000.  The reporting herein has been revised to reflect the proper amounts.

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

Extinguishment of Debenture Debt - In connection with the completion of the merger, the holder of the secured convertible debentures agreed to enter into amendments to decrease the aggregate face amount of debt by $5.0 million. The forgiveness of debt on the secured convertible debentures exceeded a significance threshold relative to cash flows prescribed by ASC Topic 470-50, Debt Modifications and Extinguishments. Accordingly, the modifications of the amounts due under these arrangements were accounted for as extinguishments, whereby the existing debentures were considered to be retired and new debentures issued. The fair value of the forgiven balance of $4.247 million was determined as of May 11, 2014 and recorded as a gain on extinguishment of debt in the condensed consolidated statements of operations. See Note 4 – Financings for additional discussion.

Basic and Diluted Net Income (Loss) Per Common Share – The components of basic and diluted income (loss) per share attributable to NeoMedia Technologies, Inc. common stock shareholders were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(restated)		(restated)
Numerator:
Net income (loss) available to common shareholders	$(1,088)	$5,064	$2,500	$34,041
Effect of dilutive securities
Hybrid financial instruments	-	261	-	24,314
Derivative liability - warrants	-	90	-	3,514
Derivative liability - Series C and D preferred stock and debentures	-	31	-	2,029
Numerator for diluted income (loss) per common share	$(1,088)	$5,446	$2,500	$63,898

Denominator:
Weighted average shares used to compute basic income (loss) per common share	1,357,349,653	4,984,827,279	810,443,147	3,823,483,604
Effect of dilutive securities:
Hybrid financial instruments	-	32,949,714	32,949,714	32,949,714
Derivative liability - warrants	-	2,083,292	2,083,292	2,083,292
Derivative liability - Series C and D preferred stock and debentures	-	3,398,694	3,398,694	3,398,694
Denominator for diluted income (loss) per common share	1,357,349,653	5,023,258,979	848,874,847	3,861,915,304

Basic income (loss) per common share	$.00	$0.00	$0.00	$0.00
Diluted income (loss) per common share	$.00	$0.00	$0.00	$0.00

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position. ASU Update 2014-09 Revenue From Contracts With Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers with an effective date after December 15, 2016 will be evaluated as to impact and implemented accordingly. In addition, ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

 Note 3 – Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(in thousands)
Accrued operating expenses	$129	$112
Accrued payroll related expenses	74	65
Accrued legal fees	165	114
Total	$368	$291

Note 4 – Financing

At September 30, 2014, financial instruments arising from our financing transactions with YA Global Investments, L.P. (“YA Global”), an accredited investor, included shares of our Series C Convertible Preferred Stock issued in February 2006, Series D Convertible Preferred Stock issued in January 2010, a series of four consolidated secured convertible debentures (the “Consolidated Debentures”) issued July 1, 2013 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of September 30, 2014:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back period
				Anti- Dilution
Debenture	Face	Interest	Fixed	Adjusted		Look-back
Issuance Year	Amount	Rate	Price	Price	%	Period
	(in thousands)
2006	$1,962	9.5%	$2.00	$0.000095	90%	125 Days
2007	547	9.5%	$2.00	$0.000095	90%	125 Days
2007	272	-	$2.00	$0.000090	95%	125 Days
2008	1,106	9.5%	$2.00	$0.000095	90%	125 Days
2008	830	-	$2.00	$0.000090	95%	125 Days
2009	18	9.5%	$2.00	$0.000095	90%	125 Days
2011	826	9.5%	$2.00	$0.000095	90%	125 Days
2012	762	9.5%	$2.00	$0.000095	90%	125 Days
2012	210	-	$2.00	$0.000090	95%	125 Days
2013	22,084	9.5%	$2.00	$0.000095	90%	125 Days
2013	7,127	-	$2.00	$0.000090	95%	125 Days
Total	$35,744

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

	Preferred shares	Preferred shares	Preferred shares	Common shares
	issued	converted	remaining	Issued
	(in thousands)

Series C Preferred Stock	22	18	4	852,048
Series D Preferred Stock	25	22	3	16,344

The outstanding principal and accrued interest for the debentures as of September 30, 2014 is reflected in the following table in addition to the principal and interest converted since inception and the number of shares of common stock issued upon conversion.

	Outstanding principal and accrued interest at September 30, 2014	Principal and accrued interest converted since inception	Common Shares issued
	(in thousands)
Debentures	$39,071	$12,389	1,891,961

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

Effective May 2014, in connection with the merger and a concurrent reverse stock split of 1 to 15 as described in Note 2, the exercise price of the warrants increased to $0.0015 from $0.0001 per share. These changes resulted in a decrease in the value of the warrants of approximately $207,000 during the quarter ended September 30, 2014, as reflected in the gain from the change in fair value of derivative liabilities – warrants.

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

Assumptions used in calculating the preferred share values as of September 30, 2014 included a remaining equivalent term of 1.09 years, annualized volatility of 205%, stated dividend of 8%, equivalent credit-risk adjusted rate of 13.0% and conversion price of $0.001261. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. During the three months ended March 31, 2014, we modified the valuation technique to consider the potentially dilutive impact on the stock price resulting from the issuance of additional common shares upon the conversion of the preferred shares and convertible debentures.

The following table reflects the face value of the instruments and the fair value of the separately recognized compound embedded derivative, as well the number of common shares into which the instruments are convertible as of September 30, 2014 and December 31, 2013.

September 30, 2014
	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,357	$4,357	$21	44,917,526
Series D Preferred Stock	348	348	2	3,588,660
Total	$4,705	$4,705	$23	48,506,186

December 31, 2013
	Face	Carrying	Embedded Conversion Feature	Common Stock
	Value	Value	(Restated)	Shares
	(in thousands)

Series C Preferred Stock	$4,816	$4,816	$276	24,823,015
Series D Preferred Stock	348	348	20	1,794,330
Total	$5,164	$5,164	$296	26,617,345

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our quoted common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of September 30, 2014 and December 31, 2013 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures in the accompanying consolidated statements of operations.

Gain (loss) from change in fair value of derivative liability – Series C and D Preferred Stock and debentures

	Three months ended September 30,		Nine months ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(in thousands)		(in thousands)
Series C Preferred Stock	$27	$29	$255	$1,907
Series D Preferred Stock	2	2	18	138

Debentures:
2006	–	–	–	(16)
Gain (loss) from change in fair value of derivative liability	$29	$31	$273	$2,029

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

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. We estimate the fair value of the hybrid instrument as the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of September 30, 2014 included: (i) present value of future cash flows for the debentures using an effective market interest rate of 13.0%, (ii) remaining term of 1.09 years, (iii) annualized volatility of 205%, and (iv) anti-dilution adjusted conversion prices ranging from $0.001170-$0.001235. We also modified the valuation technique to consider the potentially dilutive impact on the stock price from the issuance of common shares upon the conversion of the debentures during the first quarter of 2014.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of shares of common stock into which the instruments are convertible as of September 30, 2014 and December 31, 2013.

September 30, 2014			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,962	$1,995	22,923,200
2007	819	971	11,169,826
2008	1,936	1,884	22,189,724
2009	18	56	599,497
2011	826	817	9,401,222
2012	972	1,068	12,308,528
2013	29,211	28,997	337,653,494
Total	$35,744	$35,788	416,245,491

December 31, 2013		Fair	Common
	Face	Value	Stock
	Value	(Restated)	Shares
	(in thousands)
Debentures:
2006	$1,962	$2,008	819,019
2007	839	533	216,720
2008	2,047	1,905	779,294
2009	134	151	61,563
2011	852	854	348,437
2012	972	1,392	568,305
2013	34,211	31,407	12,826,301
Total	$41,017	$38,250	15,619,639

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as Gain (loss) from change in fair value of hybrid financial instruments in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

Gain (loss) from change in fair value of hybrid financial instruments

	Three months ended September 30,		Nine months ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(in thousands)		(in thousands)

2006	$(83)	$1,048	$(144)	$6,657
2007	(35)	1,083	(49)	6,878
2008	(82)	1,309	(140)	8,315
2009	(1)	253	(6)	1,605
2010	-	-	-	-
2011	(35)	496	(61)	3,150
2012	(41)	117	(86)	742
2013	(1,092)	189	(2,056)	1,202
Gain (loss) from changes in fair value of hybrid instruments	$(1,369)	$4,495	$(2,542)	$28,549

Warrants – The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		September 30, 2014			December 31, 2013
		Anti- Dilution			Anti- Dilution
		Adjusted			Adjusted		Fair
	Expiration Year	Exercise Price	Warrants	Fair Value	Exercise Price	Warrants	Value (Restated)
		(in thousands)				(in thousands)
Warrants issued with preferred stock:
Series D Preferred Stock	2017	0.001500	5,825	$0.29	0.00010	87,368	$110

Warrants issued with debentures:
2008	2015	0.001500	15,872	0.79	0.00010	238,079	294
2010	2015	0.001500	5,423	0.27	0.00010	81,350	101
2011	2016	0.001500	3,883	0.19	0.00010	58,246	72
2012	2017	0.001500	2,330	0.12	0.00010	34,947	43

Total			33,333	$2		499,990	$620

The warrants are valued using a binomial lattice option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of September 30, 2014 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 175% to 212%, and risk-free rates of return ranging from 0.10% to 0.90%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected common stock price volatility over the remaining term of the warrants. As a result of the repricing on May 1, 2014, the exercise price of the warrants is currently $.0015.  The anti-dilution provisions are still applicable so in the future the fixed exercise price of the warrants may be reset to equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the current exercise price of the warrant.

Changes in the fair value of the warrants are reported as (Gain) loss from change in fair value of derivative liability - warrants in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

Gain from change in fair value of derivative liability – warrants

	Three months ended September 30,		Nine months ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(in thousands)		(in thousands)
Warrants issued with preferred stock:
Series D Convertible Preferred Stock	$7	$16	$108	$614

Warrants issued with debentures:
2008	18	43	294	1,673
2010	6	15	101	572
2011	4	10	72	409
2012	3	6	43	246
Gain from change in fair value of derivative liability – warrants	$38	$90	$618	$3,514

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the nine months ended September 30, 2014:

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2013 (restated):	$296	$620	$38,250	$39,166

Fair value adjustments:
Compound embedded derivatives	(273)	-	-	(273)
Warrant derivatives	-	(618)	-	(618)
Hybrid instruments	-	-	2,542	2,542

Debt Extinguishment			(4,247)	(4,247)

Conversions:
Series D Preferred Stock	(1)	-	-	(1)
August 24, 2006 financing	-	-	(195)	(195)
December 29, 2006 financing	-	-	(61)	(61)
March 27, 2007 financing	-	-	(97)	(97)
October 28, 2008 financing	-	-	(148)	(148)
August 14, 2009 financing	-	-	(133)	(133)
February 8, 2011 financing	-	-	(35)	(35)
March 11, 2011 financing	-	-	(11)	(11)
April 13, 2011 financing	-	-	(3)	(3)
May 31, 2011 financing	-	-	(1)	(1)
June 28, 2011 financing	-	-	(3)	(3)
December 8, 2011 financing			(30)	(30)
July 1, 2013 financing			(40)	(40)
Ending balance, September 30, 2014	$22	$2	$35,788	$35,812

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

Secured Debentures - NeoMedia issued a series of 5 Secured Debentures during the quarter ended September 30, 2014 to YA Global Investments, LP.  The total amount of the 5 debentures was $242,000 and each has a maturity date 24 months from the issue date.  Interest rate is 12% per annum with interest payable on an annual basis.  The debentures are collateralized in accordance with the Security Agreement dated May 27, 2010 with YA Global Investments, LP.  These secured debentures are considered a line of credit by us as we may borrow against the debentures, repay, and then borrow against the debentures again subject to the usual terms and conditions.

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

Note 6 – Stock-Based Compensation

The status of our outstanding, vested and exercisable options during the nine months ended September 30, 2014 is as follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2013	1,173	$0.017	-
Outstanding at September 30, 2014	1,173	$0.017	$-	6.9
Exercisable at September 30, 2014	1,006	$0.018	$-	6.8

There have been no options issued for the three and nine month periods ending September 30, 2014.

The following table summarizes information about our stock options outstanding at September 30, 2014:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.008	200	7.9	$0.008	90	$0.008
$0.014 to $0.03	884	6.8	0.015	862	0.015
$0.050	89	6.4	0.047	89	0.047
	1,173	6.9	$0.017	1,041	$0.017

Note 7 – Geographic Information

Revenue, classified by geographic location from which the revenue was originated, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$1,002	$1,551	$2,659	$3,806

Germany	-	51	-	65
Total revenue	$1,002	$1,602	$2,659	$3,871

There were approximately $29,000 and $142,000 of total assets located in Germany as of September 30, 2014 and December 31, 2013, respectively. All other assets were located in the United States.

Note 8- Subsequent Events

The Company evaluated subsequent events through October 20, 2014, the date which the financial statements were available to be issued. Except as disclosed below there were no additional subsequent events.

•	10,000 shares of Series C preferred stock were converted into 103,092,783 shares of common stock during the 4th quarter as of October 20, 2014.

•	$48,211 of convertible debentures were converted into 532,872,922 shares of common stock during the 4th quarter as of October 20, 2014.

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

Our key focus areas are to: 1) maximize our patent portfolio through IP licensing monetization and enforcement; 2) provide services to enterprises, brands and retailers to maximize the reach of our barcode creation and reader solutions; and, 3) partner with key mobile marketing entities to expand the depth of our offering to provide full end-to-end solutions for our customers.

NeoMedia has been active in, and strives to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio globally. During the third quarter of 2014, we closed twenty-two (22) new IP agreements bringing the total quantity of deals closed to over eighty (80). In addition, dozens of companies have retained NeoMedia for its QR creation and management services, as a result of our licensing activities.

On the product side of our business, our barcode solutions include our barcode reader (NeoReader and NeoReader SDK) as well as our barcode creation services (NeoSphere and QodeScan). Mobile barcodes continue to be an increasingly important activation element for brands and marketers and we continue to see growth in terms of new customer additions and traffic across our network.

We believe that NeoMedia remains strong and consistent in its approach to market and that we will continue to differentiate ourselves on the basis of our high quality service offerings, our responsive customer service and support organization, our customizable and full service solutions and our robust intellectual property portfolio.

NeoReader has experienced continued growth particularly in enterprise implementations.  NeoReader continues to be pre-installed on Sony Mobile devices and is available for download from the key “app stores” including Apple App Store™, Google Play™, Nokia Ovi Store, BlackBerry App World™, Windows® Marketplace, Facebook and Amazon.  Our barcode reader has approximately 50+ million installations world-wide.  Our reader is offered to consumers free of charge, leveraging an ad supported model. We anticipate the growth in consumer utilization will continue as barcodes continue to be utilized for a wide variety of vertical applications.  We also offer NeoReader SDK for enterprise opportunities.  Our research suggests that we are one of the few providers in the global ecosystem to offer Aztec code support, in addition to QR, Data Matrix, Code 39, PDF417 and a variety of 1D symbologies on iOS, Android and Windows Phone.

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

As discussed in Footnote 2, we have restated certain of our financial statements by filing amendments to our previously filed Form 10-K for December 31, 2013 (and interim periodic reports on Form 10-Q within 2013) and our previously filed 10-Q for March 31, 2014.

Results of Operations

Income (Loss) from Operations

The following table sets forth certain data derived from our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013

Revenues	$1,002	$1,602	$2,659	$3,871
Cost of revenues	(193)	(300)	(438)	(600)
Gross profit	809	1,302	2,221	3,271

Sales and marketing expenses	(22)	(16)	(77)	(124)
General and administrative expenses	(493)	(723)	(1,838)	(2,245)
Research and development costs	(80)	(123)	(402)	(507)
Other Operating Income	-	-	-	227

Income (loss) from operations	$214	$440	$(96)	$622

Revenue. Revenues for the three months ended September 30, 2014 and 2013 were $1,002,000 and $1,602,000, respectively, a decrease of $600,000, or 37%. Revenues for the nine months ended September 30, 2014 and 2013 were $2,659,000 and $3,871,000, respectively, a decrease of $1,212,000, or 31%. The decrease in revenue is primarily attributed to the decrease in total deal size which is reducing given some commoditization of services in the QR industry.

Cost of Revenues. Cost of revenues was $193,000 for the three months ended September 30, 2014 compared with $300,000 for the three months ended September 30, 2013, a decrease of $107,000, or 36%. Cost of revenues was $438,000 million for the nine months ended September 30, 2014 compared with $600,000 for the nine months ended September 30, 2013, a decrease of $162,000, or 27%. Cost of revenues relate to third-party professional fees incurred in connection with the sale of our IP licenses. The decrease in costs are due to the corresponding decrease in IP licensing revenues.

Sales and Marketing. Sales and marketing expenses were $22,000 and $16,000 for the three months ended September 30, 2014 and 2013, respectively, an increase of $6,000, or 37%. Sales and marketing expenses were $77,000 and $124,000 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $47,000 or 38%. The decrease in sales and marketing expenses related to our participation at industry events. We expect sales and marketing expenses will stay at current 2014 levels.

General and Administrative. General and administrative expenses were $493,000 and $723,000 for the three months ended September 30, 2014 and 2013, respectively, an increase of $230,000, or 32%. General and administrative expenses were $1,838,000 and $2,245,000 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $407,000 or 18%. General and administrative expenses decreased during the second quarter of 2014 due to reduced legal fees associated with litigation activities.

Research and Development. Research and development expenses were $80,000 and $123,000 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $43,000, or 35%. Research and development expenses were $402,000 and $507,000 million for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $105,000 or 21%. Research and development expenses decreased due to cost containment efforts and reduction in customized software projects.

Other Income (Expenses)

As discussed in Footnote 2, we have restated certain of our financial statements by filing amendments to our previously filed Form 10-K for December 31, 2013 (and interim periodic reports on Form 10-Q within 2013) and our previously filed Form 10-Q for March 31, 2014. The following table sets forth certain data derived from our condensed consolidated statements of operations and reflect the restatements as indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)

Gain(loss) from change in fair value of hybrid financial instruments	$(1,369)	$4,495	$(2,542)	$28,549
Gain from change in fair value of derivative liability - warrants	38	90	618	3,514
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	29	31	273	2,029
Interest income	-	-	-	16
Gain on extinguishment of debt	-	53	4,247	53

Total other income	$(1,302)	$4,669	$2,596	$34,161

Gain (Loss) on Extinguishment of Debt. During the second quarter of 2014, we modified and consolidated our outstanding debentures resulting in a $4,247,000 gain on extinguishment.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our debentures at fair value in accordance with the applicable accounting codification and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended September 30, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1,369,000 million and a gain of $4,495,000, respectively. For the nine months ended September 30, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a loss of $2,542,000 million and a gain of $28,549,000, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants. We account for our outstanding common stock warrants that were issued in connection with our preferred stock and our debentures, at fair value. For the three months ended September 30, 2014 and 2013, the liability related to these instruments fluctuated, resulting in gains of $38,000 and $90,000, respectively. For the nine months ended September 30, 2014 and 2013, the liability related to warrants fluctuated resulting in gains of $618,000 million and $3,514,000, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Series C and D Preferred Stock and Debentures. For our Series C and D Preferred Stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the three months ended September 30, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a gain of $29,000 and a gain of $21,000, respectively. For the nine months ended September 30, 2014 and 2013, the liability related to the derivative instruments embedded in the Series C and D Preferred Stock and these debentures fluctuated, resulting in a gain of $273,000 and a gain of $2,019,000, respectively.

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

While we expect our common stock price to remain volatile as described above, we do not anticipate this volatility to impact our revenues or operating income. Further, it should be noted that the Company does not have any off balance sheet arrangements that would have an effect on its financial condition.

Liquidity and Capital Resources

As of September 30, 2014, we had $170,000 in cash and cash equivalents compared with $267,000 as of December 31, 2013. Cash used in operating activities was $333,000 for the nine months ended September 30, 2014 compared with $536,000 used in operations for the nine months ended September 30, 2013. The improvement in cash flows from operations is primarily due to reduced operating expenses.

Payments on short-term notes payable within cash flows from financing activities reflects disbursements for opportunistic low interest rate borrowings that occurred in 2013 and 2014 in order to pay annual insurance premiums.

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. Our net income for the nine months ended September 30, 2014 was $2.5 million as compared to net income of $34.8 million for the same period in 2013. The operating results for the nine months ended September 30, 2014 included $2.6 million of net gains related to financing instruments, and the operating results for the same period in 2013 included $34.1 million of net gains related to financing instruments.

Net cash used in operations during the nine months ended September 30, 2014 was $333,000 as compared to net cash used in operations of $.5 million during the nine months ended September 30, 2013. As of September 30, 2014, we have an accumulated deficit of $234.4 million. We also have a working capital deficit of $37.9 million, including $35.8 million in current liabilities for our derivative and debenture financing instruments.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months if we are unable to generate sufficient cash flows from operations. Our plan is to develop new client and customer relationships and substantially increase our revenue derived from our products/services and IP licensing. If our revenues do not reach the level anticipated in our plan, we may require additional financing in order to execute our operating plan. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations, respond to competitive pressures or curtail our business operations, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of shares of common stock outstanding. During the first nine months of 2014, there were 2,486,141 thousand shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into shares of common stock.

Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements. As of September 30, 2014, our cash balance was $170,000. The Company’s past financing agreements with YA Global have certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets. Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding. Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C Preferred Stock, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

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

On July 25, 2014, management concluded, after consultation with the Audit Committee and external auditors that the Company had not properly assessed the underlying assumptions in its fair value accounting. This required us to restate our previously issued consolidated financial statements for the year ended December 31, 2013 and the quarters ended March 31, 2013, June 30, 2013, September 30, 2013 and March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In conjunction with the matter described above, management has re-evaluated its previously provided assessments as of March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013 and March 31, 2014 regarding the effectiveness of the Company’s disclosure controls and procedures and determined that as of these periods, the disclosure controls and procedures were properly designed to detect a material misstatement of its financial statements from occurring in the future. However, the disclosure control was not effective.

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

Scanbuy v. NeoMedia

On March 21, 2014, Scanbuy, Inc. (“Scanbuy”) filed a complaint in the Delaware Court of Chancery alleging, among other claims, that NeoMedia violated the Delaware Deceptive Trade Practices Act, 6 Del. C. § 2532(8), by sending letters to certain of Scanbuy’s customers, which state that the use of NeoMedia’s technology by Scanbuy and its customers constitutes patent infringement.  On April 14, 2014, NeoMedia filed a motion to dismiss the complaint on the grounds that venue is improper in Delaware pursuant to a Settlement and License Agreement entered into by NeoMedia and Scanbuy on October 16, 2009. On October 31, 2014, the Court of Chancery granted NeoMedia’s motion and dismissed Scanbuy’s complaint without prejudice.

NeoMedia v. Scanbuy

On May 7, 2014, the Company filed a lawsuit against Scanbuy, Inc. in the U.S. District Court for the Northern District of Georgia, Atlanta Division, styled as NeoMedia Technologies, Inc. v. Scanbuy, Inc., Civil Action No. 1:14-cv-01379-AT (the “Scanbuy Georgia Litigation”).  NeoMedia’s Complaint alleged infringement of NeoMedia’s U.S. Patents Numbers 6,199,048 (the “ ‘048 Patent”) and 8,131,597 (the “ ‘597 Patent”) and violations of the Section 43(a) of the Lanham Act.  On June 19, 2014, the Company filed an Amended Complaint against Scanbuy, which asserted the same causes of action as in the original Complaint.  On June 3, 2014, Scanbuy responded to NeoMedia’s Amended Complaint by filing an Answer and Counterclaims against the Company and a motion to dismiss the Company’s Lanham Act claims.  Scanbuy’s Counterclaims against the Company allege, among other claims, claims for breach of non-disclosure agreement and for declaratory judgments that NeoMedia’s ‘048 and ‘597 Patents are not infringed and are invalid. Scanbuy also filed motions requesting the court to transfer the Scanbuy Georgia Litigation to the U.S. District Court for the Southern District of New York. On October 31, 2014, Scanbuy’s motion to dismiss NeoMedia’s Lanham Act claims was denied as moot as the Court denied Scanbuy’s motions to transfer and NeoMedia’s motion to strike Scanbuy’s second motion to transfer. Neomedia’s Amended Complaint and Scanbuy’s Counterclaims remain pending before the court in Atlanta.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	By-laws of the Company		8-K	3.2	12/21/2010
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006		8-K	10.9	2/21/2006
3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010		8-K	3.1	1/11/2010
3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010		8-K	10.1	1/11/2010
3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010		8-K	3.1	3/11/2010
3.18	Certificate of Merger of Qode Services Corporation into NeoMedia Technologies, Inc.		10-Q	3.18	8/14/2014
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial and Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data. The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: November 5, 2014	/s/ Laura A. Marriott
Laura A. Marriott, Chief Executive Officer and Principal Executive Officer

Dated: November 5, 2014	/s/ Colonel Barry S. Baer
Colonel (Ret.) Barry S. Baer, Chief Financial Officer and Principal Financial and Accounting Officer

Page 30