Form 10-K
period 2014-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2015-03-03
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 : For the Fiscal Year Ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21743

NeoMedia Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3680347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1515 Walnut Street, Suite 100, Boulder, CO 80302

(Address, including zip code, of principal executive offices)

303-546-7946

(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Act:	None
Name of exchange on which registered:	None – Quoted on the OTC Markets (OTCPINK)
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 was $281,846 based on the closing sale price for the registrant’s common stock as quoted on the OTC Markets. The number of outstanding shares of the registrant’s common stock on February 17, 2015 was 4,624,526,267.

Documents Incorporated By Reference: None

NeoMedia Technologies, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which may be subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”). Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, “NeoMedia”, “Company,” “we,” “us,” “our”, and similar terms include NeoMedia Technologies, Inc., a Delaware corporation, unless the context indicates otherwise.

PART I

ITEM 1. Business

Overview

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

2D Core – Our 2D Core products include NeoReader®, our barcode scanning application which is installed on mobile devices, NeoSphere®, our enterprise grade barcode services solution, and QodeScan®, our self-service barcode services solution for small and medium businesses. We offer these services directly to clients as well as offer Application Programmer’s Interface (“API”) and Software Development Kit (“SDK”) versions of these solutions for inclusion in enterprise solutions.

•	NeoReader – a barcode scanning application that transforms mobile devices into universal barcode readers, allowing users to scan all major barcode types, including QR, Datamatrix, Aztec, EAN, UPC, PDF417, Code 39, Code 128 and more. Users launch the NeoReader application on their mobile device, scan the barcode and are quickly linked either directly or indirectly through a resolution server to specific content. From there, the consumer can access real-time product or service information, download content, send a SMS, make a phone call, or complete a mobile commerce transaction. There is also a SDK available for NeoReader that allows the integration of NeoReader functionality into enterprise implementations.

•	NeoSphere and QodeScan – cloud based Software As A Service (‘SAAS’) solutions that support barcode creation and management and allow users (typically agencies, retailers and brands) to quickly develop, launch and manage a mobile barcode campaign by providing barcode creation tools as well as reporting and analytics. We believe that NeoSphere and QodeScan afford marketers the ability to better monetize their marketing initiatives, providing the tools to effectively manage their barcode-based campaigns.

IP Licensing – We have a robust IP portfolio encompassing many barcode implementations and are willing to license our patents to all in the ecosystem.

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

Competition

We believe that we have positioned ourselves to compete as one of the leaders in the mobile barcode ecosystem. Our research indicates that the mobile barcode space is highly fragmented and there are a large number of providers offering similar solutions globally. Moreover, we believe we are well positioned and differentiated in our offering due to our intellectual property, including many patents, on which our products and services are based. We expect that our intellectual property will serve as a competitive advantage as this market continues to mature.

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

Intellectual Property

We rely on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect our proprietary rights.  As of December 31, 2014, we owned a large number of patents (both awarded and pending) across both NeoMedia Technologies and NeoMedia Europe GmbH.  Our patents include IP in a number of different patent families and cover core concepts linking the physical world to the electronic world many of which form the foundation for the mobile barcode ecosystem.

During 2014, we established IP agreements with over 60 companies including leading brands and retailers. We are in discussions with other companies with regard to the licensing of our patents and our services platforms.  However, there can be no guarantee that any of these discussions will result in future revenues.

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

Government Regulation

Existing or future legislation could limit the growth or use of the internet, mobile telecommunications, mobile marketing and/or mobile advertising, which would curtail our revenue growth. Statutes and regulations directly applicable to internet communications, mobile commerce and mobile marketing are becoming more prevalent and we anticipate there will be activity to determine how new and existing laws governing intellectual property, privacy, libel and taxation apply to mobile marketing and advertising.

Some of our proprietary technology allows the storage of non-specific demographic data from users. NeoMedia maintains current privacy policies and End User License Agreements which can be accessed from our website at http://www.neom.com/privacy and http://www.neom.com/EULA which we believe are current with best practices and guidelines in the United States.

Personnel

As of December 31, 2014, we had 11 personnel. We believe that our personnel relations are good. None of our personnel are represented by a labor union or bound by a collective bargaining agreement.

Management Changes

None.

Research and Development

We have incurred approximately $0.4 million and $0.7 million in research and development expenses during the years ended December 31, 2014 and 2013, respectively.

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

We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan for 2015. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. Our net loss for the year ended December 31, 2014 was $2.4 million as compared to net income of $28.5 million for the year ended December 31, 2013. The operating results for the year ended December 31, 2014 included $3.3 million of net losses related to financing instruments, a net gain of $4.2 million from extinguishment of debt and the operating results for the year ended December 31, 2013 included $26.7 million of net gains related to financing instruments.

Net cash used in operations during the years ended December 31, 2014 and 2013 was $0.4 million each period. As of December 31, 2014, we have an accumulated deficit of $239.4 million. We also have a working capital deficit of $39.2 million, including $37.4 million in current liabilities for our derivative and debenture financing instruments which are due August 1, 2015 and for which we do not have the necessary capital to re-pay.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months if we are unable to generate sufficient cash flows from operations. Our plan continues to be to develop new client and customer relationships and substantially increase our revenue derived from our products/services and IP licensing. If our revenues do not reach the level anticipated in our plan, we may require additional financing in order to execute our operating plan. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of shares of common stock outstanding. During 2014, there were 3,834 million shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into shares of common stock.

In May 2014, we completed a merger to increase the quantity of authorized shares of common stock available for issuance to satisfy the conversion rights under certain outstanding convertible securities and avoid an event of default.  We can provide no assurance that the additional quantity of authorized shares will be sufficient to satisfy all future conversions of the outstanding convertible securities. If we have insufficient authorized shares in the future due to security conversions or otherwise and are unable to respond to requests for conversion, we may be subject to an event of default under the terms of such instruments.

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

Due to the accounting treatment of the convertible preferred stock, warrants and convertible debenture instruments issued by us, our net income or loss may not be reflective of our operating performance and could have a material adverse impact on our market

During the years ended December 31, 2014 and 2013, we reported a net loss of $2.4 million and a net income of $28.5 million respectively. The net losses resulted primarily from non-cash losses arising from the adjustment to value our derivative and debenture liabilities at fair value. The loss adjustments are primarily due to modifications to the terms of the convertible debentures including the extension of the maturity date to August 2015. We adjust the value of these liabilities to reflect the estimated fair value at each balance sheet date. As a result, we could experience significant fluctuations in our reported net income or losses in future periods from financing related gains or losses incurred to record the liabilities at fair value. The financing related gains and losses incurred to record the liabilities at fair value have historically been significant and have resulted in net losses that are not reflective of the Company’s operating performance as reporting in operating income or loss. The complexity associated the fair value calculations and sophistication required by investors to distinguish and understand our operating performance relative to the reported net income and losses may cause our financial statements to be difficult to comprehend, analyze, and assess. As a result, the potential investor market for our common stock could be reduced resulting in a material adverse impact on our market value.

A majority of our assets are intangible assets, which will have little or no value if our operations do not generate current or future cash flow.

At December 31, 2014, a majority of our total assets were intangible assets, consisting primarily of rights related to our patents and other intellectual property. If our results of operations do not generate sufficient cash flows in the future, the assets will have little or no value, which could lead to us recognizing impairment losses for such assets. This could materially adversely affect the value of our stock and the ability of our shareholders to recoup their investments in our stock.

At December 31, 2013, we carried goodwill arising from the excess of the purchase price over the fair value of tangible assets acquired in our purchase of NeoMedia Europe GmbH. We test goodwill for impairment annually or when events or changes in circumstances may warrant. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a materially adverse impact on our results of operations. As a result of our testing goodwill for impairment at December 31, 2014, we determined that our goodwill was fully impaired.

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

Some of the provisions of our Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares at a premium to the then-current market price. On December 10, 1999, our Board adopted a shareholders’ rights plan and declared a non-taxable dividend of the right to acquire one-one hundredth of a share of our Series A Preferred Stock, par value $0.01 per share, on each outstanding share of our common stock to shareholders of record on December 20, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. The shareholders’ rights plan, or so-called “poison pill”, was adopted as an anti-takeover measure. The shareholders’ rights plan was designed to enable all shareholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of us and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of us. The shareholders’ rights plan was not adopted in response to any effort to acquire control of us at the time of adoption, however it may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us. Certain shareholders, who were our founders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings, were exempted from the triggering provisions of our shareholders’ rights plan, as a result of the fact that, as of the plan’s adoption, their holdings might have otherwise triggered the plan. The Shareholder Rights Plan was due to expire December 10, 2009; however, it was extended and remains in effect.

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

ITEM 2. Properties

As of December 31, 2014, we leased one office space facility for our business purposes, our headquarters in Boulder, Colorado. The Boulder, Colorado lease is an annual lease, of 2,303 square feet, expiring on March 31, 2019, with average monthly payments of approximately $5,690. We sublease portions of the space in our Boulder headquarters to other companies to offset the rent paid directly by NeoMedia.

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

Scanbuy v. NeoMedia

On March 21, 2014, Scanbuy, Inc. (“Scanbuy”) filed a complaint in the Delaware Court of Chancery alleging, among other claims, that NeoMedia violated the Delaware Deceptive Trade Practices Act, 6 Del. C. § 2532(8), by sending letters to certain of Scanbuy’s customers, which state that the use of NeoMedia’s technology by Scanbuy and its customers constitutes patent infringement.  On April 14, 2014, NeoMedia filed a motion to dismiss the complaint on the grounds that venue is improper in Delaware pursuant to a Settlement and License Agreement entered into by NeoMedia and Scanbuy on October 16, 2009.  On October 31, 2014, the Court of Chancery granted NeoMedia’s motion to dismiss and Scanbuy’s complaint was dismissed by the court without prejudice.  All claims in this case were subsequently settled effective as of December 31, 2014.

NeoMedia v. Scanbuy

On May 7, 2014, the Company filed a lawsuit against Scanbuy, Inc. in the U.S. District Court for the Northern District of Georgia, Atlanta Division, styled as NeoMedia Technologies, Inc. v. Scanbuy, Inc., Civil Action No. 1:14-cv-01379-AT (the “Scanbuy Georgia Litigation”).  NeoMedia’s Complaint alleged infringement of NeoMedia’s U.S. Patents Numbers 6,199,048 (the “ ‘048 Patent”) and 8,131,597 (the “ ‘597 Patent”) and violations of the Section 43(a) of the Lanham Act.  On June 19, 2014, the Company filed an Amended Complaint against Scanbuy, which asserted the same causes of action as in the original Complaint.  On June 3, 2014, Scanbuy responded to NeoMedia’s Amended Complaint by filing an Answer and Counterclaims against the Company and a motion to dismiss the Company’s Lanham Act claims.  Scanbuy’s Counterclaims against the Company allege, among other claims, claims for breach of non-disclosure agreement and for declaratory judgments that NeoMedia’s ‘048 and ‘597 Patents are not infringed and are invalid. Scanbuy also filed motions requesting the court to transfer the Scanbuy Georgia Litigation to the U.S. District Court for the Southern District of New York.   All claims and counterclaims in this case were subsequently settled, effective as of December 31, 2014.  On January 30, 2015, the parties filed, and the court entered, a Stipulation and Consent Order of Dismissal with prejudice.

ITEM 4. Mine Safety Disclosures

N/A

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Markets - OTCPINK under the symbol “NEOM.”

The following table summarizes the high and low bid information of the Company’s common stock for the periods indicated.

	High	Low
2014:
Fourth quarter	$0.001	$0.0001
Third quarter	$0.0014	$0.0001
Second quarter	$0.0211	$0.0013
First quarter	$0.0195	$0.0075
2013:
Fourth quarter	$0.0018	$0.0002
Third quarter	$0.0007	$0.0001
Second quarter	$0.0015	$0.0003
First quarter	$0.0038	$0.0010

The following table presents certain information with respect to our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	$-	-

We had five stock option plans – the 2011 Stock Incentive Plan, the 2005 Stock Option Plan, the 2003 Stock Option Plan, the 2003 Stock Incentive Plan, and the 2002 Stock Option Plan. Options issued under these option plans had a term of up to 10 years. Options were granted with a vesting schedule as approved by the Stock Option Committee and/or the Board, but generally the vesting periods ranged from immediate vesting to 5 years. Common shares required to be issued on the exercise of stock options were to be issued from our authorized and unissued shares.

However, we no longer offer stock based compensation as part of our compensation packages for employees, contractors and/or Directors. On October 6, 2014, our Board of Directors elected to terminate all existing Stock Option and Incentive plans due to the significant cost to maintain and report on the plans as they do not achieve the goals intended. Thus, the 2002, 2005 Stock Option Plans and the 2003 Stock Incentive Plan were effectively terminated with no accounting requirements since no options or shares were issued. The 2003 Stock Option Plan with 397,613 options issued was effectively terminated with no accounting requirements as the term of the options have expired or the holders of the options no longer meet the requirements of holding the options due to termination of employment.

The 2011 Stock Plan was effectively terminated subject to the holder’s rights to the options remaining open provided they meet the requirements of the options. Per discussion with eligible holders, each holder (current board members or officers and one previous officer of the corporation) waived their rights to exercise of the options.

Performance Graph

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company has had no sales of unregistered securities during the year ended December 31, 2014.

Holders

On February 17, 2015, the closing price of our common stock as quoted on the OTC Market was $0.0001 per share and there were 593 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

ITEM 7. Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included in this Report. The information contained below includes statements of management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Report under the caption Note About Forward-Looking Statements, which information is incorporated herein by reference.

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

Our key focus areas are to: 1) maximize our patent portfolio through IP licensing monetization and enforcement; 2) provide services to enterprises, brands and retailers to maximize the reach of our barcode creation and reader solutions; and, 3) partner with key mobile marketing entities to expand the depth of our offering to provide full end-to-end solutions for our customers, as necessary.

NeoMedia has been active in, and strives to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio globally. During 2014, we closed over sixty (60) new IP agreements bringing the total quantity of deals closed to close to one hundred (100). In addition, dozens of companies have retained NeoMedia for its QR creation and management services, as a result of our licensing activities.

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

NeoReader has experienced continued growth particularly in enterprise implementations.  NeoReader continues to be pre-installed on Sony Mobile devices and is available for download from the key “app stores” including Apple App Store™, Google Play™, Nokia Ovi Store, BlackBerry App World™, Windows® Marketplace, Facebook and Amazon.  Our barcode reader has approximately 70+ million installations world-wide.  Our reader is offered to consumers free of charge, leveraging an ad supported model. We anticipate the growth in consumer utilization will continue as barcodes continue to be utilized for a wide variety of vertical applications.  We also offer NeoReader SDK for enterprise opportunities.  Our research suggests that we are one of the few providers in the global ecosystem to offer Aztec code support, in addition to QR, Data Matrix, Code 39, PDF417 and a variety of 1D symbologies on iOS, Android and Windows Phone.

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

Legal costs continue to be high for us. The costs to maintain our public company status, our IP licensing initiatives, satisfy our investor obligations as well as participate in an unexpected litigation have catapulted our legal fees to approximately 27% of total operating expenses for us in 2014. Unfortunately, this has meant that funds earmarked for sales and marketing investment were spent on legal fees.

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

We consider the following accounting policies important in understanding our operating results and financial condition:

•	Intangible Asset Valuation – Assessing the valuation of intangible assets is subjective in nature and involves significant estimates and assumptions as well as management’s judgment. We periodically perform impairment tests on our long-lived assets, including our intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are testing for impairment by first comparing the estimated future undiscounted cash flows from a particular asset or asset group to the carrying value. If the expected undiscounted cash flows are greater than the carrying value, no impairment is recognized. If the expected undiscounted cash flows are less than the carrying value, then an impairment charge is recorded for the difference between the carrying value and the expected discounted cash flows. The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes. In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes. As of December 31, 2014, we do not believe any of our long-lived assets are impaired.

•	Goodwill – Our goodwill represents the excess of the purchase price paid for NeoMedia Europe GmbH over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. Goodwill is not amortized but is tested annually for impairment, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment by comparing the carrying amount of the asset to its fair value, which is estimated through the use of a discounted cash flows model. If the carrying amount exceeds fair value, an impairment loss is recognized for the difference. We performed the two step goodwill impairment test at December 31, 2014 and determined there was impairment of our goodwill as reflected on our balance sheet ($3,417,912). Our assessment conducted as of December 31, 2014 concluded that on a qualitative and quantitative basis there was impairment of goodwill on our balance sheet.

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

•	Contingencies – From time to time, we are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, we believe the eventual resolution of any ongoing legal actions is unlikely to have a material impact on our financial position or operating results. If the resolution of ongoing legal actions is not in our favor, our financial position and operating results could be materially adversely impacted.

•	Income Tax Valuation Allowance – Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We recorded a 100% valuation allowance at December 31, 2014 and 2013.

Results of Operations

Income (Loss) from Operations

The following table sets forth certain data derived from our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013 (Restated)

Revenues	$3,512	$5.024
Cost of revenues	(628)	(731)
Gross profit	2,884	4,293

Sales and marketing expenses	(101)	(286)
General and administrative expenses	(2,321)	(2,549)
Research and development costs	(390)	(717)
Impairment loss on goodwill	(3,418)	-
Other operating income	-	229

Income (loss) from operations	$(3,346)	$970

Revenues. Revenues for the years ended December 31, 2014 and 2013 were $3,512,000 and $5,024,000, respectively, a decrease of $1,512,000, or 30%. The decrease in revenues are primarily attributable to a lower average price on IP agreements and fewer NeoReader SDK deals.

Cost of Revenues.  Cost of revenues was $628,000 for the year ended December 31, 2014 compared with $731,000 in the prior year, a decrease of $103,000 or 14%. Cost of revenues primarily relates to third party professional fees incurred in connection with the sale of our IP licenses.  Cost of revenues typically varies in a manner consistent with changes in our IP agreement revenues.

Sales and Marketing. Sales and marketing expenses were $101,000 and $286,000 for the years ended December 31, 2014 and 2013, respectively, a decrease of $185,000, or 65%. The decrease in sales and marketing expenses is due to cost containment efforts. We expect sales and marketing expenses will increase in future periods as we continue to develop and execute on our business goals.

General and Administrative.  General and administrative expenses were $2,321,000 and $2,549,000 for the years ended December 31, 2014 and 2013, respectively, a decrease of $228,000, or 9%. Costs declined due to continued efforts to contain expenses and identify improved efficiencies in performing the general and administrative functions of the Company. The expense reductions are related to various items including lower personnel costs and lower service provider costs, such as accounting and legal related fees.

Research and Development. Research and development expenses were $390,000 and $717,000 for the years ended December 31, 2014 and 2013, respectively, a decrease of $327,000, or 46%. Research and development expenses decreased as we focused our development efforts in our 2D Core services and subsequently launched our QodeScan self-service barcode management platform, resulting in a reduced requirement for ongoing development services.

Goodwill. We performed the two step goodwill impairment test at December 31, 2014 and determined there was impairment of our goodwill as reflected on our balance sheet ($3,418,000). Our assessment conducted as of December 31, 2014 concluded that on a qualitative and quantitative basis there was impairment of goodwill and reflected an impairment loss of $3.418 million.

Other Operating Income. The $229,000 of other operating income realized during the year ended December 31, 2013 primarily related to an arbitration proceeding and settlement in our favor. There was no Other Operating Income in 2014.

Other Income (Expense)

The following table sets forth certain data derived from our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013
		(Restated)
Gain (loss) from change in fair value of hybrid financial instruments	$(4,173)	$21,809
Gain from change in fair value of derivative liability – warrants	618	3,067
Gain from change in fair value of derivative liability - Series C and D preferred stock and debentures	289	1,841
Gain (loss) on extinguishment of debt	4,247	53
Interest income (expense), net		16
Gain (loss) on liquidation of investment in foreign subsidiary	(102)

Total other expense	$879	$26,786

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry our debentures at fair value in accordance with the applicable accounting codification and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For year ended December 31, 2014 and 2013, the liability related to these hybrid instruments fluctuated resulting in a loss of $4.2 million and a gain of $21.8 million, respectively. See Note 4 within the Notes to Consolidated Financial Statements for additional detailed discussion.

Gain from Change in Fair Value of Derivative Liability – Warrants. We account for our outstanding common stock warrants that were issued in connection with our preferred stock and debentures at fair value. For the years ended December 31, 2014 and 2013, the liability related to these instruments fluctuated, resulting in gains of $618,000 and $3.1 million, respectively. See Note 4 within the Notes to Consolidated Financial Statements for additional detailed discussion.

Loss from Change in Fair Value of Derivative Liability – Series C and D Preferred Stock and Debentures. For our Series C and D Preferred Stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the year ended December 31, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a gain of $289,000 and $1.8 million, respectively. See Note 4 within the Notes to Consolidated Financial Statements for additional detailed discussion.

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

Gain (Loss) on Extinguishment of Debt. During the year ended December 31, 2014, we modified and consolidated our outstanding debentures resulting in a $4.2 million gain on extinguishment.

Interest Income (Expense), Net. The $16,000 of net interest income reported for the year ended December 31, 2013 primarily relates to interest accrued on payments received in connection with an arbitration proceeding that settled in our favor during the year.

Gain (loss) on Liquidation of Investment in Foreign Subsidiary. The $102,000 loss is related to the initiation of the liquidation of our investment in a foreign subsidiary.

Other Comprehensive Income (Loss)

For the year ended December 31, 2014, there were no comprehensive gains or losses as compared to other comprehensive gains of $133,000 for 2013.  The other comprehensive gains in 2013 were due to the impact of fluctuations in currency exchange rates associated with our translation of the NeoMedia Europe GmbH subsidiary financial statements from its local currency, the Euro, to U.S. dollars. We determined during the third quarter of 2013 that the functional currency of the foreign subsidiary changed to the U.S. dollar and as a result of the change in functional currency, translation gains and losses associated with the conversion of the NeoMedia Europe GmbH financial statements are recorded in our results from operations rather than through other comprehensive income (loss) effective July 1, 2013. As indicated above, the liquidation of an investment in a foreign subsidiary eliminates any comprehensive gain or loss during the year in which liquidation becomes a material factor.

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

Liquidity

	Year Ended December 31,
	2014	2013
	(in thousands)

Cash and cash equivalents	$75	$267

Net cash used in operating activities	$(378)	$(399)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	186	56
Effect of exchange rate changes on cash	-	(1)
Net change in cash and cash equivalents	$(192)	$(344)

We funded our liquidity requirements in 2014 with existing cash resources as well as financing ($242,000) from YA Global to meet short term cash needs related to legal expenses. As of December 31, 2014, we had $75,000 in cash and cash equivalents.

Going Concern

We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan for 2015. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. Our net loss for the year ended December 31, 2014 was $2.4 million as compared to net income of $28.5 million for the year ended December 31, 2013. The operating results for the year ended December 31, 2014 included $3.3 million of net losses related to financing instruments including a net gain of $4.2 million from a gain on extinguishment of debt and the operating results for the year ended December 31, 2013 included $26.7 million of net gains related to financing instruments.

Net cash used in operations during the year ended December 31, 2014 and 2013 was $0.4 million for each period. As of December 31, 2014, we have an accumulated deficit of $239.3 million. We also have a working capital deficit of $39.2 million, including $37.4 million in current liabilities for our derivative and debenture financing instruments which are due August 1, 2015 and for which we do not have the necessary capital to re-pay.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months if we are unable to generate sufficient cash flows from operations. Our plan continues to be to develop new client and customer relationships and substantially increase our revenue derived from our products/services and IP licensing. If our revenues do not reach the level anticipated in our plan, we may require additional financing in order to execute our operating plan. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of shares of common stock outstanding. During 2014, there were 3,834 million shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into shares of common stock.

Significant Liquidity Events

Financing Provided By YA Global. In 2014, we received funding from YA Global totaling $242,000.

Since July 2012, we have not received any new convertible debenture based financing from YA Global. However, as described below, the outstanding convertible debentures were consolidated into six secured convertible debentures.

At December 31, 2014, financial instruments arising from our financing transactions with YA Global, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of six consolidated secured convertible debentures (the “Consolidated Debentures”) issued July 1, 2013 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds. The rights of the assignees of the YA Global holdings are bound by the terms of the financial instruments held by YA Global, and amendments to the terms of the financial instruments held by YA Global could also impact the terms of the financial securities held by the assignees.

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

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NeoMedia Technologies, Inc.

We have audited the accompanying consolidated balance sheet of NeoMedia Technologies, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoMedia Technologies, Inc. as of December 31, 2014, and the results of its operations and its cash flows for year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company restated their December 31, 2013 financial statements as a result of the correction of errors related to the application of certain assumptions used in the Company’s fair value measurement of the derivative financial instruments and debentures payable. Our opinion is not modified with respect to that matter.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has significant working capital and shareholder deficits and may have ongoing requirements for additional capital investment. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NeoMedia Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of NeoMedia Technologies, Inc. (the “Company”), as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ StarkSchenkein, LLP

Denver, CO

March 17, 2014 except for Note 2, Restatement to 2013 Reporting, as to which date is September 19, 2014

NeoMedia Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2014	2013 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$75	$267
Accounts receivable	214	295
Prepaid expenses and other current assets	32	107
Total current assets	321	669
Property and equipment, net	-	5
Goodwill	-	3,418
Patents and other intangible assets, net	947	1,213
Other long-term assets	16	-
Total assets	$1,284	$5,305

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$463	$236
Accrued expenses	303	291
Deferred revenues and customer prepayments	1,151	2,252
Note payable	242	56
Derivative financial instruments – warrants	2	620
Derivative financial instruments - Series C and D preferred stock and debentures payable	6	296
Debentures payable - carried at fair value	37,384	38,250
Total current liabilities	39,551	42,001

Commitments and contingencies (Notes 2, 4, 8)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,332 and 4,816 shares issued and outstanding, liquidation value of $4,332 and $4,816 as of December 31, 2014 and 2013, respectively	4,332	4,816
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 and 3,481 shares issued and outstanding, liquidation value of $348 and $348 as of December 31, 2014 and 2013, respectively	348	348

Shareholders’ deficit:
Common stock, no par value, 7,500,000,000 shares authorized, 4,166,142,620 and 332,321,818 shares issued and outstanding as of December 31, 2014 and 2013, respectively	4,985	4,985
Additional paid-in capital	192,224	190,946
Accumulated deficit	(239,377)	(236,910)
Accumulated other comprehensive loss	-	(102)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(42,947)	(41,860)
Total liabilities and shareholders’ deficit	$1,284	$5,305

See accompanying notes.

NeoMedia Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013 (Restated)

Revenues	$3,512	$5,024
Cost of revenues	(628)	(731)
Gross profit	2,884	4,293

Operating expenses:
Sales and marketing expenses	(101)	(286)
General and administrative expenses	(2,321)	(2,549)
Research and development costs	(390)	(717)
Charge for goodwill impairment	(3,418)	-
Other operating income	-	229
Total operating expenses	(6,230)	(3,323)

Income (loss) from operations	(3,346)	970

Other income (expense):
Gain (loss) from change in fair value of hybrid financial instruments	(4,173)	21,809
Gain from change in fair value of derivative liability - warrants	618	3,067
Gain from change in fair value of derivative liability - Series C and D preferred stock and debentures	289	1,841
Gain on extinguishment of debt	4,247	53
Loss on liquidation of investment in foreign subsidiary	(102)	-
Interest income, net	-	16
Total other expense	879	26,786

Net income (loss) before taxes	(2,467)	27,756

Income tax benefit	-	706

Net income (loss)	$(2,467)	$28,462

Deemed dividends on convertible preferred stock	-	(16)

Deemed dividends on convertible debentures	-	(726)

Net income/(loss) available to common shareholders	$(2,467)	$27,720

Comprehensive income (loss):
Net income	$(2,467)	$28,462
Foreign currency translation adjustment		133

Comprehensive income (loss)	$(2,467)	$28,595

Net income per common share, basic and diluted:
Basic	$(0.00)	$0.10
Fully diluted	$(0.00)	$0.10

Weighted average number of common shares:
Basic	1,585,816,122	274,625,840
Fully diluted	1,585,816,122	274,625,840

See accompanying notes.

 NeoMedia Technologies, Inc.

Consolidated Statements of Shareholders’ Deficit

(In thousands, except share data)

	Common Stock					Treasury Stock
	(Reflects 15 to 1 reverse split)
					Accumulated
			Additional Paid–in	Accumulated	Other Comprehensive			Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Deficit
Balance, December 31, 2012	140,402,392	$2,106	$188,814	$(264,630)	$(235)	2,012	$(779)	$(74,724)

Shares issued upon conversions of Series C preferred stock	2,749,140	41	10	-	-	-	-	51

Shares issued upon conversions of convertible debentures	189,170,285	2,838	2,121	-	-	-	-	4,959
Deemed dividend on Series C preferred stock	-	-	-	(16)	-	-	-	(16)
Deemed dividend on convertible debentures		-	-	(726)	-	-	-	(726)
Stock-based compensation expense	-	-	1	-	-	-	-	1
Comprehensive income – foreign currency translation					133	-	-	133

Net income	-	-	-	28,462	-	-	-	(214,113)

Balance, December 31, 2013 (Restated)	332,321,818	4,985	190,946	(236,910)	(102)	2,012	(779)	(41,860)

Shares issued upon conversions of Series C preferred stock	1,145,475,982	0	484	-	-	-	-	484

Shares issued upon conversions of convertible debentures	2,688,344,819	0	794	-	-	-	-	794

Stock-based compensation expense	-	-	-	-	-	-	-	-

Comprehensive income – foreign currency translation adjustment	-	-	-	-	102	-	-	102

Net loss	-	-	-	(2,467)	-	-	-	(2,467)

Balance, December 31, 2014	4,166,142,620	$4,985	$192,224	$(239,377)	$-	2,012	$(779)	$(42,947)

See accompanying notes.

NeoMedia Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013 (Restated)
Cash Flows from Operating Activities:
Net income	$(2,467)	$28,462
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271	410
Gain on extinguishment of debt	(4,247)	(53)
Loss (gain) from change in fair value of hybrid financial instruments	4,173	(21,809)
Gain from change in fair value of derivative liability – warrants	(618)	(3,067)
Gain from change in fair value of derivative liability - Series C and D preferred stock and debentures	(289)	(1,841)
Impairment loss on goodwill	3,418	-
Deferred taxes	-	(706)
Stock-based compensation expense	-	1
Loss on liquidation of foreign investment	102	-
Changes in operating assets and liabilities:
Accounts receivable	81	(68)
Prepaid expenses and other assets	58	84
Accounts payable and accrued liabilities	241	(331)
Deferred revenue and other current liabilities	(1,101)	(1,481)
Net cash used in operating activities	(378)	(399)

Cash Flows from Investing Activities:
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities:
Borrowings under short-term notes payable	242	110
Payments on short-term notes payable	(56)	(54)
Net cash provided by financing activities	186	56

Effect of exchange rate changes on cash	-	(1)

Net change in cash and cash equivalents	(192)	(344)

Cash and cash equivalents, beginning of year	267	611
Cash and cash equivalents, end of year	$75	$267

Supplemental cash flow information:
Interest paid	$-	$5
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Series C preferred stock converted to common stock	$484	$51
Series D preferred stock converted to common stock	$-	$-
Convertible debentures converted to common stock	$794	$4,959
Deemed dividend on Series C preferred stock conversion	$-	$16
Deemed dividend on convertible debentures conversion	$-	$726

See accompanying notes.

NeoMedia Technologies, Inc.

Notes to Consolidated Financial Statements

Note 1 – General

Business – NeoMedia, a Delaware corporation, was founded in 1989 and is headquartered in Boulder, Colorado. We have positioned ourselves to lead the development of 2D mobile barcode technology and services solutions that enable the mobile barcode ecosystem world-wide. NeoMedia harnesses the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology solutions. With this technology, mobile devices with cameras become barcode scanners, and this enables a range of practical applications including mobile marketing and mobile commerce. In addition, we offer licensing of our extensive intellectual property portfolio.

Note 2 – Summary of Significant Accounting Policies

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). All normal adjustments considered necessary for a fair presentation have been included.

Basis of Presentation – The consolidated financial statements include the accounts of NeoMedia Technologies, Inc. and our wholly-owned subsidiary (collectively herein referred to as “NeoMedia,” the “Company,” “we,” “us,” “our,” and similar terms). We operate as one reportable segment. All intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan for 2015. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. Our net loss for theyear ended December 31, 2014 was $2.4 million as compared to net income of $28.5 million for the year ended December 31, 2013. The operating results for the year ended December 31, 2014 included $3.3 million of net losses related to financing instruments and net gain of $4.2 million, from a gain on extinguishment of debt and the operating results for the year ended December 31, 2013 included $26.7 million of net gains related to financing instruments.

Net cash used in operations during the years ended December 31, 2014 and 2013 was $0.4 million in each period. As of December 31, 2014, we have an accumulated deficit of $239.4 million. We also have a working capital deficit of $39.2 million, including $37.4 million in current liabilities for our derivative and debenture financing instruments which are due August 1, 2015 and for which we do not have the necessary capital to re-pay.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months if we are unable to generate sufficient cash flows from operations. Our plan continues to be to develop new client and customer relationships and substantially increase our revenue derived from our products/services and IP licensing. If our revenues do not reach the level anticipated in our plan, we may require additional financing in order to execute our operating plan. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of shares of common stock outstanding. During 2014, there were 3,834 million shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into shares of common stock.

Restatement to 2013 Reporting – As noted above and disclosed initially in our Periodic Report on Form 8-K on July 29, 2014, during the year ended December 31, 2013, for fair value accounting of the derivative financial instruments and debentures payable, we reassessed the valuation techniques used to estimate the liability fair values. Based on the assessment, including discussions with the third-party valuation firm assisting us with the calculation, we determined that the valuation technique should be modified to consider the potentially dilutive impact on the stock price resulting from the issuance of additional shares of common stock upon the conversion of the instruments as well as the resulting value in comparison to our market capitalization.

As filed on our From 10-K/A on September 19, 2014, we restated our December 31, 2013 Balance Sheet as it pertains to the Fair Value of our Warrants, Preferred Series C & D and Convertible Debentures to amounts as stated below from how they were reported as of December 31, 2013 in our 10-K (in thousands):

	December 31, 2013 (as previously reported)	Adjustments	December 31, 2013 (Restated)

Derivative Financial Instruments – warrants	$684	$(64)	$620
Derivative Financial Instruments – Series C and D	$23,606	$(23,310)	$296
Debentures payable – carried at fair value	$257,451	$(219,201)	$38,250
Total Liabilities	$284,576	$(242,575)	$42,001
Accumulated Deficit	$(479,485)	$242,575	$(236,910)
Total shareholders’ deficit	$(284,435)	$242,575	$(41,860)

The table below reflects the changes in restating the statement of operations for the year ended December 31, 2013 (in thousands):

	Year Ended December 31, 2013 (as previously reported)	Adjustments	Year Ended December 31, 2013 (Restated)

Gain (loss) from change in fair value of hybrid financial instruments	$(197,392)	$219,201	$21,809

Gain (loss) from change in fair value of derivative liability – warrants	$3,003	$64	$3,067

Gain (loss) from change in fair value of derivative liability – Series C & D	$(21,469)	$23,310	$1,841

Net income (loss) before taxes	$(214,819)	$242,575	$27,756

Net income (loss)	$(214,113)	$242,575	$28,462

Net income (loss) available to common shareholders	$(214,855)	$242,575	$27,720

Comprehensive income (loss)	$(213,980)	$242,575	$28,595

The table below reflects the changes in restating the Statement of Cash Flows for the year ended December 31, 2013 (in thousands):

Statement of Cash Flow:

	Year Ended December 31, 2013 (as previously reported)	Adjustments	Year Ended December 31, 2013 (Restated)

Net income (loss)	$(214,113)	$242,575	$28,462

Gain (loss) from change in fair value of hybrid financial instruments	$(197,392)	$219,201	$21,809

Gain (loss) from change in fair value of derivative liability – warrants	$3,003	$64	$3,067

Gain (loss) from change in fair value of derivative liability – Series C & D	$(21,469)	$23,310	$1,841

Net cash used in operating activities	$(399)	$-	$(399)

Cash and Cash Equivalents – Cash and cash equivalents include cash in financial institutions, which are highly liquid investment instruments with original maturities of less than 90 days.

Revenue Recognition – We derive revenues from the following primary sources: (1) license fees relating to intellectual property, and (2) software and service revenues related to mobile marketing barcode services and development, barcode readers and custom developed software.

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

Multiple Element Transactions – From time to time, we enter into transactions involving multiple elements, such as customer agreements involving multiple IP licenses. We account for multiple element transactions by first obtaining evidence of the estimated selling price of each element using vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”), or management’s best estimate of selling price if neither VSOE nor TPE of selling price exists. Based on the determined selling price of each element of the transaction, the value of the single agreement is allocated to each deliverable based on each element's proportional value and accounted for as a separate unit of accounting. Multiple element transactions require the exercise of judgment in determining the estimated selling price of the different elements. The judgments could impact the amount of revenues and expenses recognized over the term of the contract, as well as the period in which they are recognized.

Basic and Diluted (Loss) Gain Per Common Share – Basic net (loss) gain per common share is computed by dividing net loss/gain available to common shareholders by the weighted average number of shares of common stock outstanding during the period. During the year ended December 31, 2014, we reported a net loss available to common shareholders and excluded all outstanding stock options, warrants and convertible instruments from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss or gain per share calculations for each period (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013 (Restated)

Basic loss per common share:
Numerator: (Net loss) gain available to common shareholders	$(2,467)	$27,720
Denominator: Weighted average shares outstanding	1,585,816,122	274,625,840
Basic loss per common share	$(0.000)	$(0.100)

Diluted loss per common share:
Numerator:
Net loss available to common shareholders	$(2,467)	$27,720
Effect of dilutive securities	-	-
Diluted net loss available to common shareholders	$(2,467)	$-
Denominator:
Weighted average shares outstanding	1,585,816,122	274,625,840
Effect of dilutive securities	-	-
Diluted weighted average shares outstanding	-	274,625,840
Diluted loss per common share	$(0.000)	$0.10

The following table reflects the outstanding stock options, warrants, convertible debt and convertible preferred securities as of December 31, 2014 and 2013, which have been excluded from the diluted loss per common share calculation because inclusion of the securities would be anti-dilutive:

	December 31,
	2014	2013
Stock options	-	1,173,020
Warrants	499,990,063	499,990,063
Convertible debt	234,287,861,850	234,287,861,850
Convertible preferred stock	26,617,345,361	26,617,345,361
	261,405,197,274	261,406,370,294

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

Fair Value of Assets and Liabilities Acquired – Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e. an exit price) in the principal or most advantageous market in an orderly transaction between market participants.  In determining fair value, the accounting standards established a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs).  Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:

• Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities.
• Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

• Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

The fair value measurement level for an asset or liability is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

Recurring Fair Value Measurements - The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value.   The carrying value of cash held as demand deposits, money market and certificates of deposit, marketable investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value.  Marketable investments are valued at Level 1 due to readily available market quotes. The fair value of the Company’s long-term debt, including the current portion approximated its carrying value.  The Company accounts for its derivative financial instruments, including warrants and the embedded conversion features of our convertible preferred stock and convertible debentures at fair value and these are considered to be recurring fair value measurements.

The fair value measurements for the Company's liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Losses)
December 31, 2014:
Derivative Financial Instruments - Warrants	2,000	-	-	2,000	618,000
Derivative Financial Instruments - Series D & C preferred stock	6,000	-	-	6,000	289,000
Debentures Payable Carried at fair value	37,384,000	-	-	37,384,000	(4,173,000)
Total	37,392,000	-	-	37,392,000	(3,266,000)

December 31, 2013:
Derivative Financial Instruments - Warrants	620,000	-	-	620,000	3,067,000
Derivative Financial Instruments - Series D & C preferred stock	296,000	-	-	296,000	1,841,000
Debentures Payable Carried at fair value	38,250,000	-	-	38,250,000	21,809,000
Total	39,166,000	-	-	39,166,000	26,717,000

Following is a reconciliation for Level 3 liabilities measured on a recurring basis:
December 31, 2014					37,392,000
Gain from change in fair value of derivative liability - warrants					618,000
Gain from change in fair value of derivative liability - Series C & D preferred stock and Debentures					289,000
Loss from change in fair value of hybrid financial instruments					(4,173,000)
Gain on extinguishment of debt					4,247,000
Conversion of debentures to common stock					793,000
December 31, 2013					39,166,000

December 31, 2013					39,166,000
Gain from change in fair value of derivative liability - warrants					3,067,000
Gain from change in fair value of derivative liability - Series C & D preferred stock and Debentures					1,841,000
Gain from change in fair value of hybrid financial instruments					21,809,000
Conversion of debentures to common stock					4,243,000
December 31, 2012					70,126,000

The fair value measurements for the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
December 31, 2014:
Goodwill	$—	$—	$—	$—	$(3,418,000)

December 31, 2013:
Goodwill	$3,418,000	$—	$—	$3,418,000	$—

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

Goodwill – Our goodwill represents the excess of the purchase price paid for NeoMedia Europe GmbH over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. Goodwill is not amortized but is tested annually for impairment, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment by comparing the carrying amount of the asset to its fair value, which is estimated through the use of a discounted cash flows model. If the carrying amount exceeds fair value, an impairment loss is recognized for the difference. We performed the two step goodwill impairment test at December 31, 2014 and determined there was impairment of our goodwill as reflected on our balance sheet ($3,418,000). Our assessment conducted as of December 31, 2014 concluded that on a qualitative and quantitative basis there is impairment of goodwill on our balance sheet.

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

Capitalized patents	5 - 17 years
Acquired software products	7 years

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

As of December 31, 2014, we do not believe any of our long-lived assets are impaired.

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

Stock-Based Compensation – We no longer offer stock based compensation as part of our compensation packages for employees, contractors and/or Directors. On October 6, 2014, the Board of Directors elected to terminate all existing Stock Option plans due to the significant cost to maintain and report on the plans does not achieve the goals intended. Thus, the 2002, 2005 Stock Option Plans and the 2003 Stock Incentive Plan were effectively terminated with no accounting requirements since no options or shares were issued. The 2003 Stock Option Plan with 397,613 options issued was effectively terminated with no accounting requirements as the term of the options have expired or the holders of the options no longer meet the requirements of holding the options due to termination of employment etc. The 2011 Stock Plan was effectively terminated subject to the holder’s rights to the options remaining open provided they meet the requirements of the options. Per discussion with eligible holders, each holder (current board members or officers and one previous officer of the corporation) have waived their rights to exercise of the options.

Income Taxes – Deferred tax liabilities and assets reflect the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded full valuation allowance as of December 31, 2014 and 2013.

Recent Accounting Pronouncements

Going Concern- On August 27, 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-2015, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update was intended to define management’s responsibility to evaluate whether there is substantial doubt about an organizations ability to continue as a going concern and to provide related footnote disclosures. The main provisions of the Update state that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. This Update is effective for annual reporting periods ending after December 15, 2016. The Company will adopt this guidance for the year ended December 31, 2016. We do not believe the adoption of this standard will result in material change disclosures on our ability to continue as a going concern.

Revenue Recognition - On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. This standard has the potential to affect every entity’s day-to-day accounting and, possibly, the way business is executed through contracts with customers. We have not yet evaluated the impact the adoption this standard will have in our results of operations when we adopt it in January of 2017.

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

The Series A Preferred Stock was created in connection with our shareholders rights plan and as of December 31, 2014 and 2013, there were no issued or outstanding shares of Series A Preferred Stock.

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

As of December 31, 2014 and 2013, there were no shares of Series A Convertible Preferred Stock issued or outstanding.

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

As of December 31, 2014 and 2013, there were no shares of Series B Convertible Redeemable Preferred Stock issued or outstanding.

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

As of December 31, 2014 and 2013, there were 4,332 shares and 4,816 shares of Series C Convertible Preferred Stock issued and outstanding, respectively. The holders of our outstanding shares are limited by the certificate of designation and by the contractual provisions of the related Securities Purchase Agreements under which the Series C Convertible Preferred Stock was issued and other related transaction documents from beneficial control of more than 9.99% of our voting securities. Therefore, unless the holder waives this limitation upon 61 days’ notice to us, the holders may not exercise all the voting rights otherwise described in the certificate of designation of these securities (see Note 4 – Financing).

Series D Convertible Preferred Stock – In January 2010, 25,000 shares of Series D Convertible Preferred Stock with a par value of $0.01 per share was authorized for issuance. The Series D Convertible Preferred Stock has the following rights:

•	Series D preferred shares are entitled to dividends at a rate of 8% per annum, if, as and when declared by the Board of Directors.;
•	Series D preferred shares receive proceeds of $100 per share upon our liquidation, dissolution or winding up;
•	Each share of Series D preferred stock is convertible, at the option of the holder, into shares of our common stock at the lesser of (i) $2.00 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days immediately preceding the date of conversion; and
•	Series D preferred shares have voting rights on an as-converted basis with the common stock.

As of December 31, 2014 and 2013, 3,481 shares of Series D preferred stock were issued and outstanding.

Shareholder Rights Plan – On December 10, 1999, our Board of Directors adopted a shareholder rights plan and declared a non-taxable dividend that provides shareholders with the right to acquire one-one hundredth of a share of our Series A Preferred Stock for each outstanding share of our common stock to shareholders of record on December 20, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. As further defined in detail within the shareholder rights plan, the rights generally will be exercisable only if (1) an Acquiring Person or Adverse Person acquires beneficial ownership equal to or greater than 25% or 15%, respectively, or (2) commences a tender offer upon consummation of which the Acquiring Person or Adverse Person would have beneficial ownership equal to or greater than 25% or 15%, respectively. The shareholder rights plan was designed to enable all shareholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of us. This shareholder rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition or a change in control. The Shareholder Rights Plan was due to expire December 10, 2009; however, it was extended and remains in effect.

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

Note 4 – Financing

At December 31, 2014, financial instruments arising from our financing transactions with YA Global Investments, L.P. (“YA Global”), an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of six consolidated secured convertible debentures (the “Consolidated Debentures”) issued July 1, 2013 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of December 31, 2014:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back period
				Anti- Dilution
Debenture	Face	Interest	Fixed	Adjusted		Look-back
Issuance Year	Amount	Rate	Price	Price	%	Period
	(in thousands)
2006	$1,962	9.5%	$2.00	$0.000090	90%	125 Days
2007	542	9.5%	$2.00	$0.000090	90%	125 Days
2007	272	-	$2.00	$0.000095	95%	125 Days
2008	1,095	9.5%	$2.00	$0.000090	90%	125 Days
2008	830	-	$2.00	$0.000095	95%	125 Days
2009	7	9.5%	$2.00	$0.000090	90%	125 Days
2011	785	9.5%	$2.00	$0.000090	90%	125 Days
2012	762	9.5%	$2.00	$0.000090	90%	125 Days
2012	210	-	$2.00	$0.000095	95%	125 Days
2013	22,084	9.5%	$2.00	$0.000090	90%	125 Days
2013	7,127	-	$2.00	$0.000095	95%	125 Days
2014	170	9.5%	$2.00	$0.000090	90%	125 Days
Total	$35,845

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

	Preferred shares	Preferred shares	Preferred shares	Common shares
	issued	converted	remaining	issued
	(in thousands)

Series C Preferred Stock	22	18	4	1,109,780
Series D Preferred Stock	25	22	3	16,344

The outstanding principal and accrued interest for the debentures as of December 31, 2014 is reflected in the following table in addition to the principal and interest converted since inception and the number of common shares issued upon conversion.

	Outstanding principal and accrued interest at December 31, 2014	Principal and accrued interest converted since inception	Common Shares issued
	(in thousands)

Debentures	$39,766	$12,529	2,228,803

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

The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used as of  December, 2014 included exercise estimates/behaviors and the following other significant estimates: (i) Preferred Stock: remaining term of 0.59 years, equivalent volatility of 676%, stated dividend of 8%, equivalent credit-risk adjusted rate of 13.0% and conversion price of $0.000097. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variability of the conversion prices, fluctuations in the trading market price of our common stock may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look-back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the common stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On December 31, 2014, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under ASC 815-15-25-4).

The following table reflects the face value of the instruments, their amortized carrying value and the fair value of the separately-recognized compound embedded derivative, as well the number of common shares into which the instruments are convertible as of December 31, 2014 and 2013.

December 31, 2014

	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,332	$4,332	$5	44,659,794
Series D Preferred Stock	348	348	0	3,588,660
Total	$4,680	$4,680	$5	48,248,454

December 31, 2013 (Restated)				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,816	$4,816	$-	$276	24,823,015
Series D Preferred Stock	348	348	-	20	1,794,330
Total	$5,164	$5,164	$-	$296	26,617,345

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our quoted common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of December 31, 2014 and 2013 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as Loss from Change in Fair Value of Derivative Liability – Series C and Series D Preferred Stock and Debentures in the accompanying consolidated statements of operations.

Gain/(Loss) from change in fair value of derivative liability – Series C and D Preferred Stock and debentures

	Year ended December 31,
	2014	2013 (Restated)
	(in thousands)
Series C Preferred Stock	$270	$1,712
Series D Preferred Stock	19	123

Debentures:
2006	-	6
2008	-	-
2009	-	-
2010	-	-
2011	-	-
2012	-	-
Gain/(loss) from change in fair value of derivative liability	$289	$1,841

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

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. We estimate the fair value of the hybrid instrument as the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of December 31, 2014 included: (i) present value of future cash flows for the debentures using an effective market interest rate of 13.0%, (ii) remaining term of 0.59 years, (iii) equivalent volatility of 676% and anti-dilution adjusted conversion prices ranging from $0.000090 - $0.000095.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of common shares into which the instruments are convertible as of December 31, 2014 and 2013.

December 31, 2014			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,962	$2,019	23,871,436
2007	814	1,000	11,549,397
2008	1,925	1,949	22,598,665
2009	7	46	517,119
2011	785	800	9,469,332
2012	972	1,111	12,926,448
2013	29,212	30,298	354,041,487
2014	170	162	1,930,434
Total	$35,845	$37,384	436,904,318

December 31, 2013 (Restated)			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,962	$2,008	819,019
2007	839	533	216,720
2008	2,047	1,905	779,294
2009	134	151	61,563
2010	852	854	348,437
2011	972	1,392	568,305
2012	34,211	31,407	12,826,301
Total	$41,017	$38,250	15,619,639

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as Gain (loss) from change in fair value of hybrid financial instruments in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

Gain (loss) from change in fair value of hybrid financial instruments

	Year ended December 31,
	2014	2013 (Restated)
	(in thousands)

2006	$(255)	$11,604
2007	(82)	16,381
2008	(220)	13,291
2009	(6)	2,113
2010	-	7,177
2011	(93)	1,748
2012	(126)	1,321
2013	(3,412)	(31,826)
2014	(8)	-
	(4,173)	21,809
Less: Day-one loss from debenture financings	-	-
Gain (loss) from changes in fair value of hybrid instruments	$(4,173)	$21,809

Warrants – The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		December 31, 2014			December 31, 2013 (Restated)
		Anti- Dilution			Anti- Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price ($)	Warrants	Value	Price ($)	Warrants	Value
		(in thousands)				(in thousands)
Warrants issued with preferred stock:
Series D Preferred Stock	2017	0.000100	5,825	$0	.000100	87,368	$110

Warrants issued with debentures:
2008	2015	0.000100	15,872	1	0.000100	238,079	294
2010	2015	0.000100	5,423	1	0.000100	81,350	101
2011	2016	0.000100	3,884	0	0.000100	58,246	72
2012	2017	0.000100	2,330	0	0.000100	34,947	43

Total			33,333	$2		499,990	$620

The warrants are valued using a binomial lattice option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of December 31, 2014 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 475% to 1080%, and risk-free rates of return ranging from 0.08% to 0.91%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected common stock price volatility over the remaining term of the warrants. As a result of the repricing on February 1, 2013, the exercise price of the warrants is currently $0.0001.  The anti-dilution provisions are still applicable so in the future the fixed exercise price of the warrants may be reset to equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the current exercise price of the warrant.

Changes in the fair value of the warrants are reported as Gain from change in fair value of derivative liability – warrants in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

Gain from change in fair value of derivative liability – warrants

	Year ended December 31,
	2014	2013 (Restated)
	(in thousands)
Warrants issued with preferred stock:
Series D Preferred Stock	$12	$58

Warrants issued with debentures:
2007	-	-
2008	276	1,370
2010	212	1,051
2011	75	374
2012	43	214
Total	$618	$3,067

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the year ended December 31, 2014 (in thousands):

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2013:	$296	$620	$38,250	$39,166

Fair value adjustments:
Compound embedded derivatives	(289)	-	-	(289)
Warrant derivatives	-	(618)	-	(618)
Hybrid instruments	-	-	4,173	4,173

Debt Extinguishment			(4,247)	(4,247)

Conversions:
Series C Preferred Stock	(1)	-	-	(1)
August 24, 2006 financing	-	-	(213)	(213)
December 29, 2006 financing	-	-	(61)	(61)
March 27, 2007 financing	-	-	(97)	(97)
October 28, 2008 financing	-	-	(155)	(155)
August 14, 2009 financing	-	-	(140)	(140)
February 8, 2011 financing	-	-	(35)	(35)
March 11, 2011 financing			(11)	(11)
April 13, 2011 financing	-	-	(3)	(3)
May 31, 2011 financing	-	-	(1)	(1)
June 28, 2011 financing			(3)	(3)
December 8, 2011 financing	-	-	(31)	(31)
July 1, 2013 financing			(40)	(40)
Sep 15, 2014 financing	-	-	(1)	(1)
Ending balance, December 31, 2014	$6	$2	$37,384	$37,392

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

Note Payable – In 2014, we received financing of $242,000 from YA Global to meet short term cash needs related to legal expenses. The financing was through secured debentures in the form of a line of credit with varying maturity dates in 2016. The interest rate is 12% payable annually on the anniversary of the individual debenture.

Note 5 – Goodwill and Other Intangible Assets

At December 31, 2013, we had goodwill of $3.4 million, representing the excess of the purchase price paid for NeoMedia Europe GmbH over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. We performed the two step goodwill impairment test at December 31, 2014 and determined there was impairment of our goodwill as reflected on our balance sheet ($3,418,000). Our assessment conducted as of December 31, 2014 concluded that on a qualitative and quantitative basis there is impairment of goodwill on our balance sheet.

The following table summarizes other intangible assets:

			Total Intangibles
	Patents and Other	Proprietary	and Proprietary
	Intangibles	Software	Software
	(in thousands)
December 31, 2012	$1,489	$100	$1,589

Amortization	(276)	(100)	(376)
December 31, 2013	1,213	-	1,213

Amortization	(266)	-	(266)
December 31, 2014	$947	$-	$947

Weighted-average remaining amortization period in years	4.7	-

As of December 31, 2014, we estimate future amortization expense of intangible assets to be (in thousands):

2015	$244
2016	216
2017	134
2018	134
2019	134
2020 and thereafter	85

Total future amortization expense	$947

The following table summarizes amortization as of December 31, 2014:

		End of	Remaining	Preliminary Value at 12/31/14
	Date	Useful	Useful		Accum.	Net Book
Asset	Acquired	Life	Life (yrs.)	Cost	Depr/Amort	Value

Barcode Ecosystem:
Core Patents	Various	11/1/2016	1.9	$5,250,839	$(4,303,676)	$947,163
Proprietary software	2/23/2006	2/23/2013	0	$4,600,000	$(4,600,000)	-
Copyrights	2/23/2006	2/23/2011	0	$50,000	$(50,000)	-
				$9,900,839	$(8,953,676)	$947,163

The following table summarizes amortization as of December 31, 2013:

		End of	Remaining	Preliminary Value at 12/31/13
	Date	Useful	Useful		Accum.	Net Book
Asset	Acquired	Life	Life (yrs.)	Cost	Depr/Amort	Value

Barcode Ecosystem:
Core Patents	Various	11/1/2016	2.8	$5,250,839	$(4,037,353)	$1,213,486
Proprietary software	2/23/2006	2/23/2013	0	$4,600,000	$(4,600,000)	-
Copyrights	2/23/2006	2/23/2011	0	$50,000	$(50,000)	-
				$9,900,839	$(8,687,353)	$1,213,486

Note 6 – Accrued Liabilities

The following table summarizes our accrued liabilities of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
	(in thousands)

Accrued operating expenses	$176	$112
Accrued legal	82	114
Accrued payroll related expenses	45	65
Total	$303	$291

Note 7 – Income Taxes

As of December 31, 2014 and 2013, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

	As of December 31,
	2014	2013
	(in thousands)
		Restated
Net operating loss carry forwards (NOL)	$65,372	$67,322
Capital loss	3,394	3,515
Write-off of long-lived assets	508	526
Amortization of intangibles	422	(209)
Stock-based compensation	2,507	2,596

Deferred revenue	843	870
Alternative minimum tax credit carry forward	42	43
Accruals	93	3,206
Impairment loss	2,657	2,752
Derivative gain/loss	14,243	10,296
Interest expense	4,284	4,437
Total deferred tax assets	94,365	95,354
Valuation allowance	(94,365)	(95,354)
Net deferred tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance for the deferred tax assets, as it is more likely than not that the deferred tax assets will not be realizable.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statement of operations:

	12/31/2014	12/31/2013 (Restated)

Federal Taxes	$(609)	$(9,830)
State Taxes, net fed benefit	(59)	(883)
Permanent and other differences, net	1,656	5,906
Decrease in Valuation Allowance	$988	$(4,807)

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

As of December 31, 2014, we had net operating loss carry forwards for federal tax purposes totaling approximately $65.4 million, which may be used to offset future taxable income and which, if unused, expire between 2015 and 2034, and a capital loss carry-forward of $3.4 million. As a result of certain of our equity activities, we anticipate that the annual usage of our pre-1998 net operating loss carry forwards may be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

In addition to the above, our subsidiary NeoMedia Europe GmbH, had foreign operations and is not included in our consolidated income tax balances above. NeoMedia Europe GmbH did not have income tax expense during the years ended December 31, 2014 and 2013.

NeoMedia Europe GmbH has net operating loss carry forwards that are estimated to be $11.5 million and $11.4 million as of December 31, 2014 and 2013, respectively. Due to the uncertainty of the utilization and recoverability of the loss carry forwards, we have reserved for the deferred tax assets through a valuation allowance, as it is more likely than not that the deferred tax assets will not be realizable.

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

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no uncertain tax positions for the years ended December 31, 2014 and 2013. Due to the carry forward of NOL’s, Federal and state income tax returns are subject to audit for varying periods beginning in 1992.

Note 8 – Commitments and Contingencies

We are party to various commitments and contingencies, including:

•	Operating leases for office facilities, which include minimum rents and reimbursed operating expenses as well as options to renew for additional periods;

•	Employment agreement with future payment obligations;

•	Long-term debt obligations include principal for convertible debentures and related estimated interest over the life of the debentures. Any future settlement of convertible debt would impact our cash payments.

The following table sets forth the future minimum payments due under the above commitments as of December 31, 2014:

	2015	2016	2017	2018	2019	Total
Operating leases	$68	$68	$68	$68	$17	$289
Employment agreements	96					96
Long-term debt	$35,845					$35,845
Total	$36,009	$68	$68	$68	$17	$36,230

The above table includes future obligations associated with a new lease agreement we entered into for our corporate headquarters in Boulder, Colorado on February 19, 2014. The agreement provides for a five year lease of 2,303 square feet expiring on March 31, 2019 with estimated average rent and monthly rent payments over the term of $5,689. We intend to sublease certain portions of the lease that are unused by us. Additionally, we entered into an amended lease arrangement for NeoMedia Europe GmbH’s office lease in February 2014 to reduce the rented area to approximately 125 square meters with the same lease expiration date and reduced monthly rent of approximately $1,400. The lease on GmbH expires March 2015 and there are no future obligations, as such the GmbH lease is not reflected in the above table.

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

Note 9 – Stock-Based Compensation

We no longer offer stock based compensation as part of our compensation packages for employees, contractors and/or Directors. On October 6, 2014, the Board of Directors elected to terminate all existing Stock Option plans due to the significant cost to maintain and report on the plans does not achieve the goals intended. Thus, the 2002, 2005 Stock Option Plans and the 2003 Stock Incentive Plan were effectively terminated with no accounting requirements since no options or shares were issued. The 2003 Stock Option Plan with 397,613 options issued was effectively terminated with no accounting requirements as the term of the options have expired or the holders of the options no longer meet the requirements of holding the options due to termination of employment etc. The 2011 Stock Plan was effectively terminated subject to the holder’s rights to the options remaining open provided they meet the requirements of the options. Per discussion with eligible holders, each holder (current board members or officers and one previous officer of the corporation) have waived their rights to exercise of the options.

			Shares Available For
		Shares Initially Reserved	Issuance at
Plan	Date Adopted	For Issuance	December 31, 2014

2011 Stock Incentive Plan	April 7, 2011	2,000,000	-
2005 Stock Option Plan	December 16, 2005	600,000	-
2003 Stock Option Plan	September 24, 2003	1,500,000	-
2003 Stock Incentive Plan	October 31, 2003	300,000	-
2002 Stock Option Plan	June 6, 2002	100,000	-
			-

No stock-based awards were issued during the year ended December 31, 2014 and 2013.

A summary of the transactions during the year ended December 31, 2014 with respect to our stock option plans follows:

Weighted-
Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at January 1, 2013	1,173	$0.017		7.5
Forfeited/Terminated	1,173	$0.017		7.5
Outstanding at December 31, 2014	-	$-	$-	-
Exercisable at December 31, 2014	-	$-	$-	-

Total stock-based compensation expense for the years ended December 31, 2014 and 2013 was $0 and $1,000, respectively As of December 31, 2014, the total unrecognized compensation cost related to non-vested stock options was $0.0, net of expected forfeitures.

Note 10 – Geographic and Customer Information

Revenue, classified by geographic location from which the revenue was originated, was as follows (in thousands):

	Year Ended December 31,
	2014	2013

Revenue:
United States	$3,512	$4,856
Germany	0	168
Total	$3,512	$5,024

Approximately $0 and $142,000 of total assets were located in Germany as of December 31, 2014 and 2013, respectively. All other assets were located in the U.S. For the year ended December 31, 2014, two customers accounted for 30% of our revenue. For the year ended December 31, 2013, one customer accounted for 14% of our revenue. No other customers accounted for more than 10% of revenue for the years ended December 31, 2014 and 2013.

Note 11 – Merger, Reverse Stock Split and Extinguishment of Debt

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

In connection with the completion of the merger, the holder of the secured convertible debentures agreed to enter into amendments to decrease the aggregate face amount of debt by $5.0 million. The forgiveness of debt on the secured convertible debentures exceeded a significance threshold relative to cash flows prescribed by ASC Topic 470-50, Debt Modifications and Extinguishments. Accordingly, the modifications of the amounts due under these arrangements were accounted for as extinguishments, whereby the existing debentures were considered to be retired and new debentures issued. The fair value of the forgiven balance of $4.247 million was determined as of May 11, 2014 and recorded as a gain on extinguishment of debt in the consolidated statements of operations.

Note 12 – Subsequent Events

During the period January 1, 2015 to March 3, 2015, holders of NeoMedia Series C Preferred shares converted 15 shares into 154,639,175 common shares. In addition during the same period holders of NeoMedia secured debentures converted a portion of the principal and accrued interest into 303,744,472 common shares

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 1, 2014, the Audit Committee (the "Audit Committee") of the Board of Directors of NeoMedia Technologies, Inc. (the "Company") approved the dismissal of StarkSchenkein, LLP ("Stark") as the Company's independent registered public accounting firm. During the period May 1, 2013 and through July 1, 2014, the date of Stark's dismissal, (i) there were no disagreements) between the Company and Stark on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On July 1, 2014, the Audit Committee approved the appointment of Eide Bailly LLP as the Company's independent registered public accounting firm to perform independent audit services beginning with the quarter ended June 30, 2014.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” who is also the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended December 31, 2014, as discussed below.

Eide Bailly LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,

-	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors, and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 version).

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2014 the Company did not maintain effective internal control over financial reporting because of the following control deficiencies that constitute material weakness:

-	On July 25, 2014, management concluded, after consultation with the Audit Committee and external auditors that the Company had not properly assessed the underlying assumptions in its fair value accounting for its derivatives and financial instruments. This error had a material effect on our previously issued consolidated financial statements for the year ended December 31, 2013 and the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, which required us to restate the financial statements for such periods. In addition, we had to restate financial statements in the interim period ended March 31, 2014.

-	While preforming the internal audit of financial transactions and reporting, it was noted that there was a gap in our disclosure controls to ensure that there we were preparing financial statements in accordance with generally accepted accounting principles and in accordance with SEC guidelines; some journal entries did not contain independent reviews; a journal entry regarding a complex application of revenue recognition was noted to have been recorded incorrectly; there were certain required disclosures missing in our financial statements; and because of our small size, we have limited ability to segregate duties to maintain an effective process of internal control.

Because of the material weakness identified above, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis.  However, our Chief Executive Officer and Principal Accounting Officer believes that the financial statements included in this annual report on Form 10-K present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Plan for Remediation of Material Weaknesses - The remediation effort outlined below is intended to address the identified material weaknesses in internal control over financial reporting.

In the first interim period of fiscal year 2015 and concurrent with the filing of this Annual Report on Form 10-K, we strengthened and increased our controls over financial reporting through the engagement of an outside review team with significant experience in reviewing and recording of complex debt and equity transactions, revenue recognition concepts inherently complex in our transactions, and in writing disclosures contained in financial statements filed in our interim and annual reports. We plan to do another formal assessment of our internal controls during the next couple filings of our interim reports on Form 10-Q; thereby allowing for internal corrective action before our year ending December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted into law in July 2010. The Dodd-Frank Act provides smaller public companies and debt-only issuers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. We are a smaller reporting company and are eligible for this exemption under the Dodd-Frank Act.

Changes in Internal Control over Financial Reporting - NeoMedia has historically used contractors for our SEC work and will continue to do so. We will continue to monitor the effectiveness of our contractors and our internal control over financial reporting in the areas affected by the facts described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

Item 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our Directors and officers, their business experience during the last five years, their ages and all positions and offices that they hold with us as of the date of this Report.

Name	Age	Position

Laura A. Marriott	45	Chief Executive Officer and Chairperson

Barry S. Baer	71	Chief Financial Officer, Secretary and Treasurer

George G. O'Leary	52	Director

Peter Mannetti	66	Director

Sarah Fay	52	Director

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

Sarah Fay. Ms. Fay has been a Director of NeoMedia since March 1, 2011. Ms. Fay has served in several capacities, including Chief Executive Officer of Aegis Media North America, from 2008 until May 11, 2009, and prior to that led Aegis’ brands Carat Interactive from 2000 to 2004, and Isobar from 2004 to 2008. Ms. Fay as a board member for five privately held businesses, and as an advisory board member for three privately held businesses, all providing services in the mobile/digital marketing, advertising and technology industries. She also serves on the board of one other public company, TheStreet, Inc. (NASDAQ-TST). She also works for a major global direct marketing organization called Harte Hanks in the capacity of Strategic Adviser to the CEO.

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

Promoters and Control Persons

None.

CORPORATE GOVERNANCE

Committees of our Board

Our Board has an Audit Committee and a Compensation Committee (collectively, the “Standing Committees”). There is not a standing Nominating Committee, and there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during the period covered by this Annual Report. From 2012 to the present, each of the Standing Committees had three persons, such persons being independent Directors Ms. Sarah Fay (since 2011), Mr. George G. O’Leary (independent since 2013) and Mr. Peter Mannetti (since 2011).

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

Executive Committee - The Board may, subject to its oversight and ratification, delegate such authority to the Executive Committee to permit the Executive Committee to conduct meetings and exercise its authority in the management of the routine business affairs of the Company, during the periods between meetings of the Board. The Executive Committee consists of the Chairperson and two other Directors. The Executive committee was not active during 2014.

Governance Committee – The Board may elect members to a Governance Committee. However, during 2014, the Governance Committee was not active. Ms. Fay is designated as Governance Committee Chairperson.

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the years ended December 31, 2014 and 2013 all such reports were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics, as required by the rules of the SEC, which is attached hereto by reference as Exhibit 14.1. This code of ethics applies to all of our Directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any shareholder who requests such information.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2014 and 2013 respectively, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years:

					Option	Other
Name and		Salary	Bonus		Awards	Compensation	Total
Principal Position	Year	($)	($)		($)	($)	($)

Laura A. Marriott
Chief Executive Officer(1)	2014	385,000	30,000	(3)	-	-	415,000
	2013	116,667	146,000	(2)	-	259,200	521,867

Barry S Baer
Chief Financial Officer(4)	2014	-	-		-	24,000	24,000
	2013	-	-		-	52,119	52,119

George O’Leary
Former Chief Operating Officer(5)	2013	-	-		-	50,000	50,000

Jeff Huitt
Former Chief Financial Officer(4)	2013	-	-		-	37,803	37,803

(1) Ms. Marriott became an employee on September 1, 2013. Prior to her employment, Ms. Marriott provided services to us under a per-diem consulting agreement for her services to us as our Chief Executive Officer.

(2) Amounts reflect $96,000 of 2012 bonus paid in 2013 and $50,000 of 2013 bonus paid in 2013.

(3) Amounts reflect 2013 bonus paid in 2014.

(4) On March 26, 2013, Colonel Baer was appointed Chief Financial Officer and replaced Mr. Huitt.

(5) On July 31, 2013, Mr. O’Leary completed his term and Chief Operating Officer. Mr. O’Leary continues to serve as a board member of the company.

Narrative Disclosure to Summary Compensation Table

As of October 6, 2014, all option plans were retired and all vested and unvested shares were returned to the company and the plans terminated.

Laura A. Marriott – Ms. Marriott became our Chief Executive Officer and Chairperson of our Board on October 8, 2010. Prior to October 8, 2010, Ms. Marriott was a member of our Board. On September 1, 2013, Ms. Marriott became an employee of the Company. Prior her employment, Ms. Marriott provided services to us under a per-diem consulting agreement for her services to us as our Chief Executive Officer. The information presented in the Summary Compensation Table includes her aggregate compensation for all the services she provided. In 2014, Ms. Marriott received a salary of $385,000 as an employee of the Company. Ms. Marriott was not granted a bonus in 2014. Some of the 2013 bonus was paid in 2014 to a total of $30,000 and the remainder is expected to be paid in 2015.

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

Outstanding Equity Awards at Year-End

The following table contains information concerning unexercised options and stock that has not vested as of December 31, 2014 with respect to the executive officers named in the Summary Compensation Table:

Option Awards
				Equity Incentive Plan
		Number of Securities		Awards: Number of
		Underlying		Securities Underlying	Option
		Unexercised Options		Unexercised	Exercise	Option
		Exercisable	Unexercisable	Unearned Options	Price	Expiration
Name		(#)	(#)	(#)	($)	Date

Laura A. Marriott	(1)	-	-	-	$-	10/6/2014
Chief Executive Officer		-	-	-	-	-

Barry S Baer
CFO, Secretary, Treasurer	(2)	-	-		$-	10/6/2014

Jeff Huitt
Former Chief Financial Officer	(3)	-	-	-	N/A	N/A

George G. O'Leary	(4)	-	-	-	$-	10/6/2014
Former Chief Operating Officer	-	-	-	-	-	7/20/2017

(1) Ms. Marriott’s option grants were terminated effective October 6, 2014 per agreement with the participant.

(2) Colonel Baer’s option grants were terminated effective October 6, 2014 per agreement with the participant.

(3) Mr. Huitt’s options were cancelled in connection with his departure from the Company.

(4) Mr. O’Leary’s option grants were terminated effective October 6, 2014 per agreement with participant.

Additional Narrative Disclosure

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

Director Compensation

The following table sets forth certain information related to compensation paid to our Directors for board services during the year ended December 31, 2014:

	Fees
	Earned or
	Paid in
	Cash	Total
Name	($)	($)

Laura A. Marriott	-	-

George G. O'Leary	60,000	60,000

Sarah Fay	60,000	60,000

Peter Mannetti	60,000	60,000

Narrative to Director Compensation Table

Our non-employee Directors are compensated through cash payments. Cash compensation amounts payable to the non-employee Directors are payable on an annual basis.

The Board Director compensation for 2014 was $15,000 per quarter ($60,000 per year) an increase over 2013 where it was $12,500 per quarter. It is expected that the Board fees will decline in 2015 to reflect the cash position of the Company.

Grants of Plan-based Awards

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide this information.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of February xx, 2015: (i) by each of our Directors, (ii) by each of the named executive officers, (iii) by all of the Company’s executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. As of December 31, 2014, there were 4,166,142,620 shares of Company Common Stock outstanding, 4,332 shares of Series C Preferred Stock outstanding, and 3,481 shares of Series D Preferred Stock outstanding:

	Common Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
	Beneficial	Percent of	Beneficial	Percent of	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)	Class (1)	Ownership (1)	Class (1)	Ownership (1)	Class (1)

Directors and Named Executive Officers
Laura A. Marriott (2) (3)	-	*	-	*	-	*
Barry S Baer (2)(4)	-	*	-	*	-	*
George G. O'Leary (2) (5)	10,200	*	-	*	-	*
Sarah Fay (2) (6)	-	*	-	*	-	*
Peter Mannetti (2) (7)	-	*	-	*	-	*
Officers and Directors as a Group (5 Persons) (8)	10,200	*	-	*	-	*

Other Beneficial Owners
YA Global Investments, LP (9)	412,499,208	9.99%	3,421	79.0%	3,395	97.5%
Andypolo, L.P. (10)	412,499,208	9.99%	495	11.4%	-	-
Burrington Capital, LLC (11)	412,499,208	9.99%	27	* %	-	-
Janice Bennett (12)	412,499,208	9.99%	49	1.1%	-	-
Edward J. Martin (13)	412,499,208	9.99%	100	2.3%	-	-
Walters Bruce Edwards, Jr. (14)	412,499,208	9.99%	90	2.0%	-	-
Kelburgh, Ltd. (15)	412,499,208	9.99%	150	3.5%	-	-
Redwood Management, LLC (16)	412,499,208	9.99%	0	0%	86	2.5%
Barry Liben (17)	444,444,444	8.91%	-	-	-	-

Shares outstanding	4,166,658,668		4,332		3,481

* Indicates less than 1%.

(1) Applicable percentage of ownership is based on 4,166,142,620 shares of Company Common Stock, 4332 shares of Series C Preferred Stock, ,and 3,481 shares of Series D Preferred Stock outstanding as of December 31, 2014. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of Company Common Stock within 60 days of December 31, 2014 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Company Common Stock subject to securities exercisable or convertible into shares of Company Common Stock that are currently exercisable, or exercisable within 60 days of December 31, 2014, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Address of the referenced individual is c/o NeoMedia Technologies, Inc., 1515 Walnut Street, Suite 100, Boulder, Colorado, 80302.

(3) Laura Marriott is Chief Executive Officer and Chairperson of our Board. Ownership includes shares of Company Common Stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2014.

(4) Barry S Baer is our CFO, Corporate Secretary and Treasurer. Ownership includes shares of Company Common Stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2014.

(5) George G. O'Leary is a member of our Board of Directors. Ownership includes 10,220 shares owned by SKS Consulting of South Florida Corp, a company that Mr. O'Leary currently serves as President and shares of Company Common Stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2014.

(6) Sarah Fay is a member of our Board of Directors. Ownership includes shares of Company Common Stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2014.

7) Peter Mannetti is a member of our Board of Directors. Ownership includes shares of Company Common Stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2014.

(8) Includes an aggregate of 0 options to purchase shares of common stock which will have vested within 60 days of December 31, 2014

(9) The address of YA Global is 1012 Springfield Ave., Mountainside, New Jersey, 07092. The information presented herein is based on information provided by YA Global and based on the records of the Company. Ownership includes 10,000,000 shares of Company Common Stock, 3,421 shares of Series C Preferred Stock, exercisable for 412,499,208 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock and Series D Preferred Stock certificates of designation), and 3,395 shares of Series D Preferred Stock owned by YA Global.

(10) The address of Andypolo, L.P. is 4203 Yoakman Blvd., Houston, Texas, 77006. The information presented herein is based on the records of the Company. Ownership includes 495 shares of Series C Preferred Stock, exercisable for 412,499,208 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock certificate of designation), on a fully diluted basis.

(11) The address of Burrington Capital, LLC is 607 Lawrence Ave., Westfield, New Jersey, 07092. The information presented herein is based on the records of the Company. Ownership includes 27 shares of Series C Preferred Stock, exercisable for 412,499,208 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock certificate of designation), on a fully diluted basis.

(12) The address of Janice Bennett is 250 Gorge Road, Apt. #20-J, Cliffside, New Jersey, 07010. The information presented herein is based on the records of the Company. Ownership includes 49 shares of Series C Preferred Stock, exercisable for 412,499,208 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock certificate of designation), on a fully diluted basis.

(13) The address of Edward J. Martin is 48 South Braemar Circle, Daleville, Virginia, 24083. The information presented herein is based on the records of the Company. Ownership includes 100 shares of Series C Preferred Stock, exercisable for 412,499,208 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock certificate of designation), on a fully diluted basis.

(14) The address of Walter Bruce Edwards, Jr. is 1721 Creed Crossing Rd., Vienna, Virginia, 22182. The information presented herein is based on the records of the Company. Ownership includes 90 shares of Series C Preferred Stock, exercisable for 412,499,208 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock certificate of designation), on a fully diluted basis.

(15) The address of Kelburgh , Ltd. is P.O. Box 71004, Dubai, United Arab Emirates. The information presented herein is based on the records of the Company. Ownership includes 150 shares of Series C Preferred Stock, exercisable for 412,499,408 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock certificate of designation), on a fully diluted basis.

(16) The address of Redwood Management, LLC 16850 Collins Ave. #121-341, Sunny Isles Beach, Florida, 33160. The information presented herein is based on the records of the Company. Ownership includes 86 shares of Series D Preferred Stock, exercisable for 412,499,208 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series D Preferred Stock certificate of designation), on a fully diluted basis.

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

ITEM 14. Principal Accounting Fees and Services

Audit Fees, Audit-Related Fees, Tax Fees and Other Fees

The aggregate fee billed by our independent auditors, Eide Bailly LLP, for the audit of our annual consolidated financial statements for the year ended December 31, 2014 and for the review of our quarterly financial statements during 2014 was $14,630. There were no other fees billed for products offered or professional services rendered by Eide Bailly LLP.

The aggregate fee billed by our independent auditors, StarkSchenkein, LLP, for the audit of our annual consolidated financial statements for the year ended December 31, 2013 was $52,500 and for the year ended December 31, 2014 was $68,466. There were no other fees billed for products offered or professional services rendered by StarkSchenkein, LLP.

The aggregate fee billed by our independent auditors, Kingery and Crouse, LLP, for the audit of our annual consolidated financial statements for the years ended December 31, 2012 and 2013 was approximately $67,600. There were no other fees billed for products offered or professional services rendered by StarkSchenkein, LLP

Audit Committee Pre-approval

The Audit Committee of our Board approves all non-audit services provided by our primary accountants.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Report. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996

3.2	By-laws of the Company		8-K	3.2	12/21/2010

3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996

3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996

3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996

3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996

3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996

3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996

3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996

3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996

3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996

3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996

3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006		8-K	10.9	2/21/2006

3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010		8-K	3.1	1/11/2010

3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010		8-K	3.2	1/11/2010

3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010	8-K	3.3	1/11/2010

3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010	8-K	3.1	3/11/2010

3.18	Certificate of Merger between the Company and Qode Services Corporation	10-Q	3.18	8/14/2014

4.1*	2011 Stock Incentive Plan effective April 7, 2011	S-8	4.1	4/22/2011

10.3	Definitive Sale and Purchase Agreement between the Company and Gavitec	8-K	16.1	2/21/2006

10.4	Definitive Sale and Purchase Agreement between the Company and Sponge	8-K	16.1	2/22/2006

10.5	Investment Agreement, dated February 17, 2006 between the Company and Cornell Capital Partners, LP	8-K	10.1	2/21/2006

10.6	Investor Registration Rights Agreement, dated February 17, 2006 between the Company and Cornell Capital Partners, LP	8-K	10.2	2/21/2006

10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.3	2/21/2006

10.8	“A” Warrant, dated February 17, 2006	8-K	10.4	2/21/2006

10.9	“B” Warrant, dated February 17, 2006	8-K	10.5	2/21/2006

10.10	“C” Warrant, dated February 17, 2006	8-K	10.6	2/21/2006

10.11	Assignment Agreement, dated February 17, 2006 by the Company and Cornell Capital Partners, LP	8-K	10.7	2/21/2006

10.12	Assignment of Common Stock, dated February 17, 2006 between the Company and Cornell Capital Partners, LP	8-K	10.8	2/21/2006

10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	8/30/2006

10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.2	8/30/2006

10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.3	8/30/2006

10.16	Secured Convertible Debenture CCP-1, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP (amended by the Amendment filed at Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.4	8/30/2006

10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.5	8/30/2006

10.18	“A” Warrant, dated August 24, 2006	8-K	10.6	8/30/2006

10.19	“B” Warrant, dated August 24, 2006	8-K	10.7	8/30/2006

10.20	“C” Warrant, dated August 24, 2006	8-K	10.8	8/30/2006

10.21	“D” Warrant, dated August 24, 2006	8-K	10.9	8/30/2006

10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.10	8/30/2006

10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.11	8/30/2006

10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.12	8/30/2006

10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.13	8/30/2006

10.26	Definitive Share Purchase and Settlement Agreement between the Company and Sponge, dated November 14, 2006	8-K	16.1	11/20/2006

10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	1/8/2007

10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.2	1/8/2007

10.29	Secured Convertible Debenture CCP-2, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP (amended by the Amendment filed at Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	1/8/2007

10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.4	1/8/2007

10.31	“A” Warrant, dated December 29, 2006	8-K	10.5	1/8/2007

10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.6	1/8/2007

10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.7	1/8/2007

10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.8	1/8/2007

10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.9	1/8/2007

10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.10	1/8/2007

10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.11	1/8/2007

10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.12	1/8/2007

10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	1/8/2007

10.40	Amendment Agreement I to the Sale and Purchase Agreement between the Company and certain former shareholders of Gavitec AG, dated February 17, 2006	8-K	10.1	1/29/2007

10.41*	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.	8-K	10.1	2/6/2007

10.42	Securities Purchase Agreement between the Company and Cornell Capital Partners LP, dated March 27, 2007	8-K	10.1	4/3/2007

10.43	Investor Registration Rights Agreement between the Company and Cornell Capital Partners LP, dated March 27, 2007	8-K	10.2	4/3/2007

10.44	Secured Convertible Debenture NEOM 4-1, issued by the Company to Cornell Capital Partners, LP, dated March 27, 2007 (amended by the Amendment filed at Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	4/3/2007

10.45	Irrevocable Transfer Agent Instructions, by and among the Company, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007	8-K	10.4	4/3/2007

10.46	Warrant, issued by the Company to Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.5	4/3/2007

10.47	Master Amendment Agreement, by and between the Company and Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.6	4/3/2007

10.48	Security Agreement, by and between the Company and Cornell Capital Partners, LP, dated on or about August 24, 2006	8-K	10.7	4/3/2007

10.49	Security Agreement, by and between the Company and Cornell Capital Partners, LP, dated March 27,2007	8-K	10.8	4/3/2007

10.50	Security Agreement (Patent), by and between the Company and Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.9	4/3/2007

10.51	Pledge Shares Escrow Agreement, by and between the Company and Cornell Capital Partners, dated March 27, 2007	8-K	10.1	4/3/2007

10.52	Securities Purchase Agreement dated August 24, 2007, by and between the Company and YA Global Investments, L.P.	8-K	10.1	8/30/2007

10.53	Registration Rights Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.2	8/30/2007

10.54	Secured Convertible Debenture NEOM 1-1, issued by the Company to YA Global Investments, LP, dated August 24, 2007 (amended by the Amendment filed at Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	8/30/2007

10.55	Irrevocable Transfer Agent Instructions, by and among the Company, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007	8-K	10.4	8/30/2007

10.56	Warrant issued by the Company to YA Global Investments, L.P., dated August 24, 2007	8-K	10.5	8/30/2007

10.57	Repricing Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.6	8/30/2007

10.58	Security Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.7	8/30/2007

10.59	Security Agreement (Patent), by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.8	8/30/2007

10.60	Secured Convertible Debenture NEOM 2008-1, dated April 11, 2008, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.10 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	4/17/2008

10.61	Secured Convertible Debenture NEOM 2008-2, dated May 16, 2008, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.11 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	5/22/2008

10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.2	5/22/2008

10.63	Secured Convertible Debenture NEOM 2008-3, dated May 30, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.12 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	06/05/2008

10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.2	06/05/2008

10.65*	Severance Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman	8-K	10.5	06/05/2008

10.66*	Employment Agreement, dated June 10, 2008, by and between the Company and Iain McCready	8-K	10.1	06/16/2008

10.67	Secured Convertible Debenture NEOM 2008-4, dated July 10, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.13 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	07/16/2008

10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.	8-K	10.1	08/04/2008

10.69	Secured Convertible Debenture NEOM 9-1, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.14 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	08/04/2008

10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.3	08/04/2008

10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.4	08/04/2008

10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.5	08/04/2008

10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.20 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.6	08/04/2008

10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.21 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.7	08/04/2008

10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.22 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.8	08/04/2008

10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.	8-K	10.9	08/04/2008

10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and Worldwide Stock Transfer, LLC	8-K	10.10	08/04/2008

10.78	Letter Agreement, dated September 24, 2008, by and among the Company and YA Global Investments, L.P.	8-K	10.1	10/01/2008

10.79	Second Secured Convertible Debenture NEOM 9-2, dated October 28, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.15 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	11/03/2008

10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008	8-K	10.12	11/03/2008

10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.	8-K	10.13	04/13/2009

10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.	8-K	10.14	04/13/2009

10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.16 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.15	04/13/2009

10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.	8-K	10.16	04/13/2009

10.85	Fourth Secured Convertible Debenture NEOM 9-4 (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.16 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.15	05/07/2009

10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.	8-K	10.16	6/5/2009

10.87	Fifth Convertible Debenture NEOM 9-5 (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.17 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.17	6/5/2009

10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.	8-K	10.18	7/21/2009

10.89	Sixth Convertible Debenture NEOM 9-6 dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.18 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.19	7/21/2009

10.90	Asset Purchase and Sale Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.	8-K	10.2	7/21/2009

10.91	Asset Purchase and Sale Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.	8-K	10.21	7/21/2009

10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009	8-K	10.1	7/30/2009

10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.	10-Q	10.124	8/14/2009

10.94	Seventh Convertible Debenture NEOM 9-7 dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P. (amended by Amendment filed at Exhibit 10.19 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	10-Q	10.125	8/14/2009

10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009	8-K	10.1	10/6/2009

10.96	License and Support Services Agreement to use the Licensed Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009	8-K	10.1	10/13/2009

10.97	Settlement Agreement and License Agreement between the Company and Scanbuy, Inc., dated October 16, 2009	8-K	10.1	10/20/2009

10.98	Investment Agreement between Company and YA Global dated January 5, 2010.	8-K	10.1	1/11/2010

10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010	8-K	10.2	1/11/2010

10.100	Monitoring Fee Escrow Agreement between the Company and YA Global, Yorkville Advisors LLC and David Gonzalez, Esq. dated January 5, 2010	8-K	10.3	1/11/2010

10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010	8-K	10.4	1/11/2010

10.102	Warrant dated January 5, 2010	8-K	10.5	1/11/2010

10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010	8-K	10.6	1/11/2010

10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010	8-K	10.7	1/11/2010

10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010	8-K	10.8	1/11/2010

10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010	8-K	10.9	1/11/2010

10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010	8-K	10.10	1/11/2010

10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010	8-K	10.11	1/11/2010

10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010	8-K	10.12	1/11/2010

10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010	8-K	10.13	1/11/2010

10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010	8-K	10.14	1/11/2010

10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010	8-K	10.15	1/11/2010

10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010	8-K	10.16	1/11/2010

10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010	8-K	10.17	1/11/2010

10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010	8-K	10.18	1/11/2010

10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010	8-K	10.19	1/11/2010

10.117	Amendment to the July 29, 2008 Warrant NEOM-9-1B between the Company and YA Global dated January 5, 2010	8-K	10.20	1/11/2010

10.118	Amendment to the July 29, 2008 Warrant NEOM-9-1C between the Company and YA Global dated January 5, 2010	8-K	10.21	1/11/2010

10.119	Amendment to the July 29, 2008 Warrant NEOM-9-1D between the Company and YA Global dated January 5, 2010	8-K	10.22	1/11/2010

10.120	First Amendment to Employment Agreement dated June 10, 2008 by and between the Company and Iain A. McCready	8-K	10.2	1/20/2010

10.121	Amended and Restated License Agreement dated January 22, 2010 with NeuStar, Inc.	8-K	10.1	1/28/2010

10.122	NeuStar Mobile Codes Pilot Program Agreement dated February 12, 2010	8-K	10.1	2/16/2010

10.	First Amendment to Investment Agreement between Company and YA Global dated March 5, 2010	8-K	10.1	3/11/2010

10.124	Securities Purchase Agreement, dated May 27, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/3/2010

10.125	Secured Convertible Debenture NEOM 10-1, dated May 27, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	6/3/2010

10.126	Warrant No. 0510, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/3/2010

10.127	Global Warrant Amendment, dated May 28, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.4	6/3/2010

10.128	Ratification Agreement, dated May 27, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.7	6/3/2010

10.129	Irrevocable Transfer Agent Instructions, dated May 27, 2010, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.1	6/3/2010

10.130	Agreement, dated August 13, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	8/19/2010

10.131	Secured Convertible Debenture, No. NEOM-10-2, dated August 13, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	8/19/2010

10.132	Warrant, No. NEOM-0810, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	8/19/2010

10.133	Agreement on the Pledge of Intellectual Property Rights as Collateral, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary the Company Europe AG, and YA Global Investments, L.P.	8-K	10.6	8/19/2010

10.134	Second Ratification Agreement, dated August 13, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.7	8/19/2010

10.135	Irrevocable Transfer Agent Instructions, dated August 13, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.8	8/19/2010

10.136	Security Transfer of Moveable Assets, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary, NeoMedia Europe AG, and YA Global Investments, L.P.	8-K	10.9	8/19/2010

10.137	Agreement, dated September 29, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	10/1/2010

10.138	Secured Convertible Debenture, No. NEOM-10-3, dated September 29, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	10/1/2010

10.139	Warrant, No. NEOM-0910, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	10/1/2010

10.140	Third Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	10/1/2010

10.141	Irrevocable Transfer Agent Instructions, dated September 29, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	10/1/2010

10.142*	Compromise Agreement dated October 19, 2010, by and between the Company and Iain A. McCready	8-K	10.1	10/20/2010

10.143	Agreement, dated October 28, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	11/3/2010

10.144	Secured Convertible Debenture, No. NEOM-10-4, dated October 28, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	11/3/2010

10.145	Warrant, No. NEOM-1010, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	11/3/2010

10.146	Fourth Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	11/3/2010

10.147	Irrevocable Transfer Agent Instructions, dated October 28, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	11/3/2010

10.148	Confidential Settlement Agreement, dated December 14, 2010, by and between the Company and Rothschild Trust Holdings, LLC and BP BL Section 3.4, LLC	8-K	10.1	12/15/2010

10.149	Agreement, dated December 15, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	12/21/2010

10.150	Secured Convertible Debenture, No. NEOM-10-5, dated December 15, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	12/21/2010

10.151	Warrant, No. NEOM-1010, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	12/21/2010

10.152	Fifth Ratification Agreement, dated December 15, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	12/21/2010

10.153	Irrevocable Transfer Agent Instructions, dated December 15, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	12/21/2010

10.154	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.	8-K	10.1	12/22/2010

10.155	Agreement, dated January 10, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	1/14/2011

10.156	Secured Convertible Debenture, No. NEOM-11-1, dated January 10, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	1/14/2011

10.157	Warrant, No. NEOM-0111, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	1/14/2011

10.158	Sixth Ratification Agreement, dated January 10, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	1/14/2011

10.159	Irrevocable Transfer Agent Instructions, dated January 10, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	1/14/2011

10.160	Agreement, dated February 8, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	2/11/2011

10.161	Secured Convertible Debenture, No. NEOM-11-2, dated February 8, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	2/11/2011

10.162	Warrant, No. NEOM-0211, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	2/11/2011

10.163	Seventh Ratification Agreement, dated February 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	2/11/2011

10.164	Irrevocable Transfer Agent Instructions, dated February 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	2/11/2011

10.165	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.	8-K	10.1	2/22/2011

10.166	Agreement, dated March 11, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	3/17/2011

10.167	Secured Convertible Debenture, No. NEOM-11-3, dated March 11, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	3/17/2011

10.168	Warrant, No. NEOM-0311, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	3/17/2011

10.169	Eighth Ratification Agreement, dated March 11, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	3/17/2011

10.170	Irrevocable Transfer Agent Instructions, dated March 11, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	3/17/2011

10.171	Agreement, dated April 13, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	4/19/2011

10.172	Secured Convertible Debenture, No. NEOM-11-4, dated April 13, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	4/19/2011

10.173	Warrant, No. NEOM-0411, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	4/19/2011

10.174	Ninth Ratification Agreement, dated April 13, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	4/19/2011

10.175	Irrevocable Transfer Agent Instructions, dated April 13, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	4/19/2011

10.176	Agreement, dated May 31, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/3/2011

10.177	Secured Convertible Debenture, No. NEOM-11-5, dated May 31, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	6/3/2011

10.178	Warrant, No. NEOM-0511, dated May 31, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/3/2011

10.179	Ratification Agreement, dated May 31, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	6/3/2011

10.180	Irrevocable Transfer Agent Instructions, dated May 31, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	6/3/2011

10.181	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	7/1/2011

10.182	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	7/1/2011

10.183	Warrant, No. NEOM-0611, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	7/1/2011

10.184	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	7/1/2011

10.185	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	7/1/2011

10.186	Secured Convertible Debenture, No. NEOM-11-7, dated July 13, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.1	7/19/2011

10.187	Secured Convertible Debenture, No. NEOM-11-8, dated August 12, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	8/18/2011

10.188	Agreement, dated September 15, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	9/21/2011

10.189	Secured Convertible Debenture, No. NEOM-11-9, dated September 15, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreement filed at Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	9/21/2011

10.190	Warrant, No. NEOM-0911, dated September 15, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	9/21/201

10.191	Twelfth Ratification Agreement, dated September 15, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	9/21/2011

10.192	Irrevocable Transfer Agent Instructions, dated September 15, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	9/21/2011

10.193	Agreement, dated October 25, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	10/28/2011

10.194	Secured Convertible Debenture, No. NEOM-11-10, dated October 25, 2011, issued by the Company to YA Global Investments, L.P (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	10/28/2011

10.195	Warrant, No. NEOM-1011, dated October 25, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	10/28/2011

10.196	Thirteenth Ratification Agreement, dated October 25, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	10/28/2011

10.197	Irrevocable Transfer Agent Instructions, dated October 25, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	10/28/2011

10.198	Agreement, dated December 8, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	12/14/2011

10.199	Secured Convertible Debenture, No. NEOM-11-11, dated December 8, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	12/14/2011

10.200	Warrant, No. NEOM-1211, dated December 8, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	12/14/2011

10.201	Fourteenth Ratification Agreement, dated December 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	12/14/2011

10.202	Irrevocable Transfer Agent Instructions, dated December 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	12/14/2011

10.203	Agreement, dated January 11, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	1/18/2012

10.204	Secured Convertible Debenture, No. NEOM-12-1, dated January 11, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	1/18/2012

10.205	Warrant, No. NEOM-0112, dated January 11, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	1/18/2012

10.206	Fifteenth Ratification Agreement, dated January 11, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	1/18/2012

10.207	Irrevocable Transfer Agent Instructions, dated January 11, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	1/18/2012

10.208	Agreement, dated February 6, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	2/10/2012

10.209	Secured Convertible Debenture, No. NEOM-12-2, dated February 6, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	2/10/2012

10.210	Warrant, No. NEOM-0212, dated February 6, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	2/10/2012

10.211	Sixteenth Ratification Agreement, dated February 9, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	2/10/2012

10.212	Irrevocable Transfer Agent Instructions, dated February 6, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	2/10/2012

10.213	Agreement, dated March 26, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	3/27/2012

10.214	Secured Convertible Debenture, No. NEOM-12-3, dated March 26, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	3/27/2012

10.215	Warrant, No. NEOM-0312, dated March 26, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	3/27/2012

10.216	Seventeenth Ratification Agreement, dated March 26, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	3/27/2012

10.217	Irrevocable Transfer Agent Instructions, dated March 26, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer, LLC	8-K	10.7	3/27/2012

10.218	Agreement, dated April 26, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	5/1/2012

10.219	Secured Convertible Debenture, No. NEOM 12-4, dated April 26, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	5/1/2012

10.220	Warrant, No. NEOM-0412, dated April 26, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	5/1/2012

10.221	Eighteenth Ratification Agreement, dated April 26, 2012, by and among the Company, each of the Company’s subsidiaries and YA Global Investments, L.P.	8-K	10.6	5/1/2012

10.222	Irrevocable Transfer Agent Instructions dated April 26, 2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC	8-K	10.7	5/1/2012

10.223	Debenture Extension Agreement dated May 25, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	5/29/2012

10.224	Agreement, dated June 1, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/7/2012

10.225	Secured Convertible Debenture, No. NEOM 12-5, dated June 1, 2012, issued by the Company to YA Global Investments, L.P. (as amended by the Debenture Extension Agreement Filed February 8, 2013 with the Sec as Exhibit 10.1)	8-K	10.2	6/7/2012

10.226	Warrant No. NEOM-0512 dated June 1, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/7/2012

10.227	Nineteenth Ratification Agreement, dated June 1, 2012, by and among the company, each of the Company’s subsidiaries and YA Global Investments, L.P.	8-K	10.6	6/7/2012

10.228	Irrevocable Transfer Agent Instructions dated June 1, 2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC	8-K	10.7	6/7/2012

10.229	Agreement dated July 20, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	7/27/2012

10.230	Secured Convertible Debenture, No. NEOM 12-6, dated July 20, 2012, issued by the Company to YA Global Investments, L.P. (as amended by the Debenture Extension Agreement Filed February 8, 2013 with the Sec as Exhibit 10.1)	8-K	10.2	7/27/2012

10.231	Warrant, No. NEOM-0612 dated July 20, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	7/27/2012

10.232	Twentieth Ratification Agreement, dated July 20, 2012, by and among the Company, each of the Company’s subsidiaries and YA Global Investments, L.P.	8-K	10.6	7/27/2012

10.233	Irrevocable Transfer Agent Instructions dated July 20,2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC	8-K	10.7	7/27/2012

10.234	Confidential Patent License Agreement dated August 20, 2012, by and between the Company and Microsoft Corporation	8-K	10.1	8/24/2012

10.235	General Services Agreement dated August 27, 2012, by and between the Company and Jeff Huitt	8-K	10.1	8/28/2012

10.236	Debenture Extension Agreement dated February 4, 2013, by and between the Company and YA Global Investments, L.P.	8-K	10.1	2/8/2013

10.237*	Employment Agreement by and between the Company and Laura Marriott dated August 30, 2013	8-K	10.1	8/30/2013

10.238	Reaffirmation and Ratification Agreement by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.1	10/28/2013

10.239	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-42, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.2	10/28/2013

10.240	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-43, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.3	10/28/2013

10.241	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-44, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.4	10/28/2013

10.242	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-45, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.5	10/28/2013

10.243	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-46, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.6	10/28/2013

10.244	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-47, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.7	10/28/2013

10.245	Debenture Redemption Agreement, by and between the Company and YA Global Investments, L.P. dated October 11, 2013		10-Q	10.8	10/28/2013

10.246	Amended and Restated Patent Security Agreement, by and between the Company and YA Global Investments, L.P. dated October 25, 2013		10-Q	10.9	10/28/2013

10.247	Agreement on the Pledge of Shares as Collateral of NeoMedia Europe GmbH by and between the Company and YA Global Investments, L.P. dated December 13, 2013		10-K	10.247	12/31/2013

10.248	Agreement and Plan of Merger dated February 21, 2014, by and between the Company and Qode Services Corporation		10-Q	10.1	4/30/2014

10.249	Reaffirmation and Ratification Agreement dated April 25, 2014, by and between the Company and YA Global Investments, L.P.		10-Q	10.2	4/30/2014

14	Code of Professional Ethics		10-K	14.1	4/3/2007

21	Subsidiaries of the Registrant	X	10-K	21	3/17/2014

23.1	Consent of StarkSchenkein, LLP		10-K	23.1	3/17/2014

23.2	Consent of Kingery & Crouse, P.A.		10-K	23.2	3/17/2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.

Date: March 3, 2015

	By:	/s/ Laura A. Marriott
Laura A. Marriott
Chief Executive Officer, Principal Executive Officer

/s/ Barry S Baer
Barry S Baer
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2015.

Signatures	Title	Date

/s/ Laura A. Marriott	Chief Executive Officer, Principal Executive Officer and Board Chairperson	March 3, 2015
Laura A. Marriott

/s/ Barry S Baer	Chief Financial Officer, Principal Financial and Accounting Officer	March 3, 2015
Barry S Baer

/s/ George G. O’Leary	Director	March 3, 2015
George G. O’Leary

/s/ Sarah Fay	Director	March 3, 2015
Sarah Fay

/s/ Peter Mannetti	Director	March 3, 2015
Peter Mannetti

Page 81