Form 10-Q
period 2015-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2015-05-15
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of outstanding shares of the registrant’s Common Stock on May 7, 2015 was 4,846,748,489.

NeoMedia Technologies, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101	$75
Accounts receivable	156	214
Prepaid expenses and other current assets	29	32
Total current assets	286	321
Patents and other intangible assets, net	886	947
Other long-term assets	15	16
Total assets	$1,187	$1,284

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$480	$463
Accrued expenses	273	303
Deferred revenues and customer prepayments	876	1,151
Notes payable	242	242
Derivative financial instruments – warrants	3	2
Derivative financial instruments - Series C and D preferred stock and debentures payable	1	6
Debentures payable - carried at fair value	38,851	37,384
Total current liabilities	40,726	39,551

Commitments and contingencies

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,317 and 4,332 shares issued and outstanding, respectively, and a liquidation value of $4,317 and $4,332 at March 31, 2015 and December 31, 2014, respectively	4,317	4,332
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 and 3,481 shares issued and outstanding, respectively, and a liquidation value of $348 and $348, respectively, at March 31, 2015 and December 31, 2014	348	348

Shareholders' deficit:
Common stock, no par value, 7,500,000,000 shares authorized, 4,846,748,489 and 4,166,142,620 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	4,985	4,985
Additional paid in capital	192,287	192,224
Accumulated deficit	(240,697)	(239,377)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders' deficit	(44,204)	(42,947)
Total liabilities and shareholders' deficit	$1,187	$1,284

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2015	2014

Revenue	$470	$1,003
Cost of revenues	18	158
Gross profit	452	845

Operating expenses:
Sales and marketing expenses	6	15
General and administrative expenses	188	603
Research and development costs	48	177

Operating income	210	50

Gain (loss) from change in fair value of hybrid financial instruments	(1,515)	(545)
Gain (loss) from change in fair value of derivative liability – warrants	(1)	373
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	5	137
Interest expense	(19)	--

Net income (loss)	$(1,320)	$15

Net income (loss) per common share:
Basic	$(0.000)	$0.000
Fully diluted	(0.000)	0.000

Weighted average number of common shares:
Basic	4,506,555,811	4,984,827,279
Fully diluted	4,506,555,811	266,001,250,808

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(1,320)	$15
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	61	70
(Gain) loss from change in fair value of hybrid financial instruments	1,515	545
(Gain) loss from change in fair value of derivative liability – warrants	1	(373)
(Gain) loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	(5)	(137)
Changes in operating assets and liabilities:
Accounts receivable	58	(91)
Prepaid expenses and other assets	4	(1)
Accounts payable and accrued expenses	(13)	280
Deferred revenues and customer prepayments	(275)	(281)
Net cash provided by operating activities	26	27

Cash Flows from Financing Activities:
Payments on short-term notes payable	--	(28)
Net cash used by financing activities	--	(28)

Net change in cash and cash equivalents	26	(1)

Cash and cash equivalents, beginning of period	75	267
Cash and cash equivalents, end of period	$101	$266

Supplemental cash flow information:
Non-cash financing activities:
Series C preferred stock converted to common stock	$48	$--
Convertible debentures converted to common stock	15	--

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

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

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. We believe these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of the financial statements. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on March 3, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. Our net loss for the three months ended March 31, 2015 was $1,320,000 as compared to net income of $15,000 for the same period in 2014. The operating results for the three months ended March 31, 2015 and 2014, included $1,511,000 and $35,000, respectively, of net expense related to financing instruments.

Net cash provided by operations during the three months ended March 31, 2015 was $26,000 as compared to net cash provided by operations of $27,000 during the three months ended March 31, 2014. As of March 31, 2015, we have an accumulated deficit of $240.7 million, and a working capital deficit of $40.4 million, including $38.9 million in current liabilities for our derivative and debenture financing instruments.

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

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of shares of common stock outstanding. During the first three months of 2015, there were 680,606 thousand shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into shares of common stock.

Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Basic and Diluted Net Income (Loss) Per Common Share – Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is includes all outstanding stock options, warrants and convertible instruments, except in the case where doing so would be anti-dilutive, such as when we have a net loss. The components of basic and diluted income (loss) per share attributable to common stock shareholders were as follows (in thousands, except share and per share data):

	Three months ended March 31,
	2015	2014
Basic income (loss) per common share:
Numerator: Net income (loss) available to common shareholders	$(1,320)	$15
Denominator: Weighted average shares outstanding	4,506,555,811	4,984,827,279
Basic income (loss) per common share	$(0.000)	$0.000

Diluted income (loss) per common share:
Numerator:
Net income (loss) available to common shareholders	$(1,320)	$15
Effect of dilutive securities	--	(35)
Diluted net income (loss) available to common shareholders	$(1,320)	$(20)
Denominator:
Weighted average shares outstanding	4,506,555,811	4,984,827,279
Effect of dilutive securities	--	261,016,423,529
Diluted weighted average shares outstanding	4,506,555,811	266,001,250,808
Diluted income (loss) per common share	$(0.000)	$0.000

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

Note 3 – Accrued Liabilities

The following summarizes our accrued liabilities (in thousands):

	March 31, 2015	December 31, 2014
Accrued operating expenses	$172	$176
Accrued payroll related expenses	43	82
Accrued legal fees	58	45
Total	$273	$303

Note 4 – Financing

At March 31, 2015, financial instruments arising from our financing transactions with YA Global Investments, L.P. (“YA Global”), an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of six consolidated secured convertible debentures (the “Consolidated Debentures”) issued July 1, 2013 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of March 31, 2015:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back period
				Anti- Dilution
Debenture	Face	Interest	Fixed	Adjusted		Look-back
Issuance Year	Amount	Rate	Price	Price	%	Period
	(in thousands)
2006	$1,962	9.5%	$2.00	$0.000095	90%	125 Days
2007	540	9.5%	$2.00	$0.000095	90%	125 Days
2007	272	-	$2.00	$0.000090	95%	125 Days
2008	1,095	9.5%	$2.00	$0.000095	90%	125 Days
2008	830	-	$2.00	$0.000090	95%	125 Days
2009	--	9.5%	$2.00	$0.000095	90%	125 Days
2011	794	9.5%	$2.00	$0.000095	90%	125 Days
2012	762	9.5%	$2.00	$0.000095	90%	125 Days
2012	210	-	$2.00	$0.000090	95%	125 Days
2013	22,084	9.5%	$2.00	$0.000095	90%	125 Days
2013	7,127	-	$2.00	$0.000095	95%	125 Days
2014	150	9.5%	$2.00	$0.000090	90%	125 Days
Total	$35,826

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

The following table provides a summary of the preferred stock conversions that have occurred since inception and the number of common shares issued upon conversion through March 31, 2015.

	Preferred shares	Preferred shares	Preferred shares	Common shares
	issued	converted	remaining	issued
	(in thousands)

Series C Preferred Stock	22	18	4	1,264,419
Series D Preferred Stock	25	22	3	16,344

The outstanding principal and accrued interest for the debentures as of March 31, 2015 is reflected in the following table in addition to the principal and interest converted since inception and the number of common shares issued upon conversion.

	Outstanding principal and accrued interest at March 31, 2015	Principal and accrued interest converted since inception	Common Shares issued
	(in thousands)

Debentures	$40,248	$12,577	2,754,770

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

Effective February 1, 2013, 1.4 billion of the 1.9 billion warrants held by YA Global were cancelled and the remaining 500 million had their exercise price reduced to $0.0001 per share. These changes resulted in a decrease in fair value of the warrants of approximately $1.6 million during the first quarter of 2013.

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

The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used as of  March 31, 2015 included exercise estimates/behaviors and the following other significant estimates for valuing the preferred stock embedded derivatives: remaining term of 0.33 years, equivalent volatility of 939%, stated dividend of 8%, equivalent credit-risk adjusted rate of 13.0% and conversion price of $0.000097. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variability of the conversion prices, fluctuations in the trading market price of our common stock may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look-back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the common stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On March 31, 2015, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under ASC 815-15-25-4).

The following table reflects the face value of the instruments, their amortized carrying value and the fair value of the separately-recognized compound embedded derivative, as well the number of common shares into which the instruments are convertible as of March 31, 2015 and December 31, 2014:

March 31, 2015

	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,317	$4,317	$1	44,505,155
Series D Preferred Stock	348	348	--	3,588,660
Total	$4,665	$4,665	$1	48,093,815

December 31, 2014

	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,332	$4,332	$5	44,659,794
Series D Preferred Stock	348	348	--	3,588,660
Total	$4,680	$4,680	$5	48,248,454

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our quoted common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of March 31, 2015 and December 31, 2014 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as Loss from Change in Fair Value of Derivative Liability – Series C and Series D Preferred Stock and Debentures in the accompanying consolidated statements of operations.

Gain (loss) from change in fair value of derivative liability – Series C and D Preferred Stock and debentures

	Three months ended March 31,
	2015	2014
	(in thousands)
Series C Preferred Stock	$4	$128
Series D Preferred Stock	1	9

Gain/(loss) from change in fair value of derivative liability	$5	$137

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

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. We estimate the fair value of the hybrid instrument as the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of March 31, 2015 included: (i) present value of future cash flows for the debentures using an effective market interest rate of 13.0%, (ii) remaining term of 0.33 years, (iii) equivalent volatility of 939% and anti-dilution adjusted conversion prices ranging from $0.000090 - $0.000095.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of common shares into which the instruments are convertible as of March 31, 2015 and December 31, 2014.

March 31, 2015			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,962	$2,102	24,204,635
2007	812	1,034	11,677,185
2008	1,925	2,028	22,883,750
2009	--	30	331,733
2011	794	849	9,780,037
2012	972	1,155	13,124,733
2013	29,211	31,501	358,502,804
2014	150	152	1,752,311
Total	$35,826	$38,851	442,257,188

December 31, 2014			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,961	$2,019	23,871,436
2007	814	1,000	11,549,397
2008	1,925	1,949	22,598,665
2009	7	46	517,119
2011	785	800	9,469,332
2012	972	1,111	12,926,448
2013	29,211	30,297	354,041,487
2014	170	162	1,930,434
Total	$35,845	$37,384	436,904,318

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as Gain (loss) from change in fair value of hybrid financial instruments in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

Gain (loss) from change in fair value of hybrid financial instruments

	Three months ended March 31,
	2015	2014
	(in thousands)

2006	$(83)	$(33)
2007	(34)	(417)
2008	(81)	7
2009	--	(4)
2010	--	--
2011	(34)	(12)
2012	(41)	379
2013	(1,236)	(465)
2014	(6)	--
	(1,515)	(545)
Less: Day-one loss from debenture financings	-	-
Gain (loss) from changes in fair value of hybrid instruments	$(1,515)	$(545)

Warrants – The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		March 31, 2015			December 31, 2014
		Anti- Dilution			Anti- Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price ($)	Warrants	Value	Price ($)	Warrants	Value
		(in thousands)				(in thousands)
Warrants issued with preferred stock:
Series D Preferred Stock	2017	0.001500	5,825	$1	.000100	5,825	$0

Warrants issued with debentures:
2008	2015	0.001500	15,872	1	0.000100	15,872	1
2010	2015	0.001500	5,423	1	0.000100	5,423	1
2011	2016	0.001500	3,883	0	0.000100	3,884	0
2012	2017	0.001500	2,330	0	0.000100	2,330	0

Total			33,333	$3		33,333	$2

The warrants are valued using a binomial lattice option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of March 31, 2015 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 657% to 2199%, and risk-free rates of return ranging from 0.05% to 0.65%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected common stock price volatility over the remaining term of the warrants. As a result of the repricing on February 1, 2013, the exercise price of the warrants is currently $0.0001.  The anti-dilution provisions are still applicable so in the future the fixed exercise price of the warrants may be reset to equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the current exercise price of the warrant.

Changes in the fair value of the warrants are reported as Gain from change in fair value of derivative liability – warrants in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

Gain (loss) from change in fair value of derivative liability – warrants

	Three months ended March 31,
	2015	2014
	(in thousands)
Warrants issued with preferred stock:
Series D Preferred Stock	$--	$66

Warrants issued with debentures:
2007	--	--
2008	(1)	177
2010	--	61
2011	--	43
2012	--	26
Total	$(1)	$373

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the three months ended March 31, 2015 (in thousands):

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2014:	$6	$2	$37,384	$37,392

Fair value adjustments:
Compound embedded derivatives	(5)	--	--	(5)
Warrant derivatives	--	1	--	1
Hybrid instruments	--	--	1,515	1,515

Conversions:
Series C Preferred Stock	--	--	--	--
August 24, 2006 financing	--	--	(12)	(12)
December 29, 2006 financing	--	--	--	--
March 27, 2007 financing	--	--	--	--
October 28, 2008 financing	--	--	--	--
August 14, 2009 financing	--	--	(16)	(16)
February 8, 2011 financing	--	--	--	--
March 11, 2011 financing	--	--	--	--
April 13, 2011 financing	--	--	--	--
May 31, 2011 financing	--	--	--	--
June 28, 2011 financing	--	--	--	--
December 8, 2011 financing	--	--	--	--
July 1, 2013 financing	--	--	--	--
Sep 15, 2014 financing	--	--	(20)	(20)
Ending balance, March 31, 2015	$1	$3	$38,851	$38,855

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

Note 6 - Subsequent Events

The Company evaluated subsequent events through the date of issuance of the financial statements. There were no reportable subsequent events.

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

NeoMedia has been active in, and strives to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio globally. During the first quarter of 2015, we closed eight (8) new IP agreements bringing the total quantity of deals closed to over one hundred (100).

On the product side of our business, our barcode solutions include our barcode reader (NeoReader and NeoReader SDK) as well as our barcode creation and management services (NeoSphere and QodeScan). Mobile barcodes continue to be an increasingly important activation element for brands and marketers and we continue to see growth in terms of new customer additions and traffic across our network.

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

We continue to offer our NeoSphere and QodeScan products for QR creation and campaign management.  We have many Fortune 500 brands using our NeoSphere product in their global barcode operations and QodeScan tends to be used by small an d medium sized businesses. We have over 15,000 users of our QR creation services.  Our QR creation services utilize an indirect methodology for our customers, which is also embodied in our intellectual property.

Results of Operations

Income from Operations

The following table sets forth certain data derived from our condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2015	2014
Revenue	$470	$1,003
Cost of revenues	18	158
Gross profit	452	845

Operating expenses:
Sales and marketing expenses	6	15
General and administrative expenses	188	603
Research and development costs	48	177

Operating income	$210	$50

Revenue. Revenues for the three months ended March 31, 2015 and 2014 were $470,000 and $1,003,000, respectively, a decrease of $533,000, or 53%. The decrease in revenue is primarily attributed to our reduced focus on sales activities as the management team worked on refinancing the company and securing new investment partners, and a decrease in IP licensing revenue, which has typically been lower in the first quarter.

Cost of Revenues. Cost of revenues was $18,000 for the three months ended March 31, 2015 compared with $158,000 for the three months ended March 31, 2014, a decrease of $140,000, or 89%. Cost of revenues relate to third-party professional fees incurred in connection with the sale of our IP licenses. The decrease in costs are due to the corresponding decrease in IP licensing revenues for the quarter.

Sales and Marketing. Sales and marketing expenses were $6,000 and $15,000 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $9,000, or 60%. The decrease in sales and marketing expenses related to the corresponding decrease in services revenue. We expect sales and marketing expenses will stay at current 2015 levels.

General and Administrative. General and administrative expenses were $188,000 and $603,000 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $415,000, or 69%. General and administrative expenses decreased during the quarter in 2015 due to reduced legal fees associated with litigation activities and cost containment efforts.

Research and Development. Research and development expenses were $48,000 and $177,000 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $129,000, or 73%. Research and development expenses decreased due to cost containment efforts and reduction in customized software projects.

Other Income (Expenses)

The following table sets forth certain data derived from our condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2015	2014
Gain (loss) from change in fair value of hybrid financial instruments	$(1,515)	$(545)
Gain (loss) from change in fair value of derivative liability – warrants	(1)	373
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	5	137
Interest expense	(19)	--
Total other income (expense)	$(1,530)	$(35)

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our debentures at fair value in accordance with the applicable accounting codification and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended March 31, 2015 and 2014, the liability related to these hybrid instruments fluctuated, resulting in losses of $1,515,000 and $545,000, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants. We account for our outstanding common stock warrants that were issued in connection with our preferred stock and our debentures, at fair value. For the three months ended March 31, 2015 and 2014, the liability related to these instruments fluctuated, resulting in a loss of $1,000 and a gain of $373,000, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Series C and D Preferred Stock and Debentures. For our Series C and D Preferred Stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the three months ended March 31, 2015 and 2014, the liability related to these hybrid instruments fluctuated, resulting in losses of $5,000 and $137,000, respectively.

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

Liquidity and Capital Resources

	Three months ended March 31,
	2015	2014
	(in thousands)

Cash and cash equivalents	$101	$75

Net cash provided by operating activities	$26	$27
Net cash used in investing activities	--	--
Net cash used in financing activities	--	(28)
Net change in cash and cash equivalents	$26	$(1)

We funded our liquidity requirements during the quarter ended March 31, 2015 with funds from operations.

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. Our net loss for the three months ended March 31, 2015 was $1,320,000 as compared to net income of $15,000 for the same period in 2014. The operating results for the three months ended March 31, 2015 and 2014, included $1,511,000 and $35,000, respectively, of net expense related to financing instruments.

Net cash provided by operations during the three months ended March 31, 2015 was $26,000 as compared to net cash provided by operations of $27,000 during the three months ended March 31, 2014. As of March 31, 2015, we have an accumulated deficit of $240.7 million, and a working capital deficit of $40.4 million, including $38.9 million in current liabilities for our derivative and debenture financing instruments.

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

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of shares of common stock outstanding. During the first three months of 2015, there were 680,606 thousand shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into shares of common stock.

Sources of Cash and Projected Cash Requirements. As of March 31, 2015, our cash balance was $101,000. The Company’s past financing agreements with YA Global have certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets. Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding. Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C Preferred Stock, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

Critical Accounting Policies and Estimates

The significant accounting policies set forth in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by Note 2 to the Unaudited Condensed Consolidated Financial Statements included herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014, appropriately represent, in all material respects, the current status of our critical accounting policies and estimates, the disclosure with respect to which is incorporated herein by reference.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” who is also the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended March 31, 2015, as discussed below.

Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

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

Management, including the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 version).

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the March 31, 2015, concluded that the Company did maintain effective internal control over financial reporting but there has not been adequate time to verify that the control deficiencies that constitute material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2014, have been remediated.

If the material weaknesses have not been remediated, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis.  However, our Chief Executive Officer and Principal Accounting Officer believes that the financial statements included in this Quarterly Report on Form 10-Q present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting -- During the quarter ended March 31, 2015, we strengthened and increased our controls over financial reporting by engaging an outside review team with significant experience in (i) reviewing and recording complex debt and equity transactions, (ii) assessing revenue recognition concepts inherent in our transactions, and (iii) writing disclosures contained in financial statements filed in our interim and annual reports. This team is also assessing the completeness and effectiveness of our internal control over financial reporting, and will suggest and implement corrective action before our year ending December 31, 2015.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	By-laws of the Company		8-K	3.2	12/21/2010
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006		8-K	10.9	2/21/2006
3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010		8-K	3.1	1/11/2010
3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010		8-K	10.1	1/11/2010
3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010		8-K	3.1	3/11/2010
3.18	Certificate of Merger of Qode Services Corporation into NeoMedia Technologies, Inc.		10-Q	3.18	8/14/2014
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial and Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data. The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: May 15, 2015	/s/ Laura A. Marriott
Laura A. Marriott, Chief Executive Officer and Principal Executive Officer

Dated: May 15, 2015	/s/ Colonel Barry S. Baer
Colonel (Ret.) Barry S. Baer, Chief Financial Officer and Principal Financial and Accounting Officer

Page 25