Form 10-Q
period 2015-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2015-07-29
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of outstanding shares of the registrant’s Common Stock on July 29, 2015 was 4,846,748,489.

NeoMedia Technologies, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30	$75
Accounts receivable	263	214
Prepaid expenses and other current assets	21	32
Total current assets	314	321
Patents and other intangible assets, net	825	947
Other long-term assets	15	16
Total assets	$1,154	$1,284

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$400	$463
Accrued expenses	267	303
Deferred revenues and customer prepayments	600	1,151
Notes payable	242	242
Derivative financial instruments – warrants	3	2
Derivative financial instruments - Series C and D preferred stock and debentures payable	16	6
Debentures payable - carried at fair value	40,567	37,384
Total current liabilities	42,095	39,551

Commitments and contingencies

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,317 and 4,332 shares issued and outstanding, and a liquidation value of $4,317 and $4,332 at June 30, 2015 and December 31, 2014, respectively	4,317	4,332
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 348 and 3,481 shares issued and outstanding, and a liquidation value of $348 and $348, respectively, at June 30, 2015 and December 31, 2014	348	348

Shareholders' deficit:
Common stock, no par value, 7,500,000,000 shares authorized, 4,846,748,489 and 4,166,142,620 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4,985	4,985
Additional paid in capital	192,287	192,224
Accumulated deficit	(242,099)	(239,377)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders' deficit	(45,606)	(42,947)
Total liabilities and shareholders' deficit	$1,154	$1,284

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue	$783	$654	$1,253	$1,657
Cost of revenue	78	87	96	245
Gross profit	705	567	1,157	1,412

Operating expenses:
Sales and marketing expenses	2	40	8	55
General and administrative expenses	308	742	496	1,345
Research and development costs	59	145	107	322

Operating income	336	(360)	546	(310)

Gain (loss) from change in fair value of hybrid financial instruments	(1,716)	(628)	(3,231)	(1,173)
Gain (loss) from change in fair value of derivative liability – warrants	—	207	(1)	580
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	(15)	107	(10)	244
Gain on extinguishment of Debt	—	4,247	—	4,247
Interest expense	(7)	—	(26)	—

Net income (loss)	$(1,402)	$3,573	$(2,722)	$3,588

Net income (loss) per common share:
Basic	$(0.000)	$0.010	$(0.001)	$0.010
Fully diluted	(0.000)	0.009	(0.001)	0.008

Weighted average number of common shares:
Basic	4,846,748,489	359,568,430	4,677,591,909	351,339,588
Fully diluted	4,846,748,489	398,000,130	4,677,591,909	389,771,288

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(2,722)	$3,588
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	122	141
(Gain) loss from change in fair value of hybrid financial instruments	3,231	1,173
(Gain) loss from change in fair value of derivative liability – warrants	1	(580)
(Gain) loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	10	(244)
Gain on extinguishment of Debt	—	(4,247)
Changes in operating assets and liabilities:
Accounts receivable	(49)	146
Prepaid expenses and other assets	12	20
Accounts payable and accrued expenses	(99)	369
Deferred revenues and customer prepayments	(551)	(563)
Net cash used in operating activities	(45)	(197)

Cash Flows from Financing Activities:
Borrowings under short-term debenture note payable	—	50
Payments on short-term notes payable	—	(56)
Net cash used in financing activities	—	(6)

Net change in cash and cash equivalents	(45)	(203)

Cash and cash equivalents, beginning of period	75	267
Cash and cash equivalents, end of period	$30	$64

Supplemental cash flow information:
Non-cash financing activities:
Series C preferred stock converted to common stock	$15	$219
Convertible debentures converted to common stock	48	234

See accompanying notes.

 NeoMedia Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. We believe these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of the financial statements. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on March 3, 2015. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. Our net loss for the six months ended June 30, 2015 was $2,722,000 as compared to net income of $3,588,000 for the same period in 2014. The operating results for the six months ended June 30, 2015 and 2014, respectively, included $3,242,000 and $349,000 of net expense related to financing instruments, and a gain on the settlement of debt of $4,247,000 in 2014.

Net cash used by operations during the six months ended June 30, 2015 and 2014, respectively, was $45,000 and $197,000. As of June 30, 2015, we have an accumulated deficit of $242.1 million, and a working capital deficit of $41.8 million, including $40.6 million in current liabilities for our derivative and debenture financing instruments.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months if we are unable to generate sufficient cash flows from operations. Our plan is to develop new client and customer relationships and substantially increase our revenue derived from our products/services and IP licensing. If our revenues do not reach the level anticipated in our plan, we will require additional financing in order to execute our operating plan. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations, and our ability to continue as a going concern.

Our convertible debentures mature on August 1, 2015. In the event the maturity date of these debentures is not extended, we will be unable to repay such debentures and will be in default. The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of shares of common stock outstanding. During the first six months of 2015, there were 681 million shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into shares of common stock.

Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Basic and Diluted Net Income (Loss) Per Common Share – Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share includes all outstanding stock options, warrants and convertible instruments, except in the case where doing so would be anti-dilutive, such as when we have a net loss. The weighted average shares outstanding for 2014 reflect the fifteen to one reverse stock split as though it had occurred on January 1, 2014. The components of basic and diluted income (loss) per share attributable to common stock shareholders were as follows (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic income (loss) per common share:
Numerator: Net income (loss) available to common shareholders	$(1,402)	$3,573	$(2,722)	$3,588
Denominator: Weighted average shares outstanding	4,846,748,489	359,568,430	4,677,591,909	351,339,588
Basic income (loss) per common share	$(0.000)	$0.010	$(0.001)	$0.010

Diluted income (loss) per common share:
Numerator:
Net income (loss) available to common shareholders	$(1,402)	$3,573	$(2,722)	$3,588
Effect of dilutive securities	—	—	—	(349)
Diluted net income (loss) available to common shareholders	$(1,402)	$3,573	$(2,722)	$3,239
Denominator:
Weighted average shares outstanding	4,846,748,489	359,568,430	4,677,591,909	351,339,588
Effect of dilutive securities	—	38,431,700	—	38,431,700
Diluted weighted average shares outstanding	4,846,748,489	398,000,130	4,677,591,909	389,771,288
Diluted income (loss) per common share	$(0.000)	$0.009	$(0.001)	$0.008

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position. ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers, effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, will be evaluated as to impact and implemented accordingly. In addition, ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

Note 3 – Accrued Liabilities

The following summarizes our accrued liabilities (in thousands):

	June 30, 2015	December 31, 2014
Operating expenses	$180	$176
Payroll related expenses	25	82
Legal fees	36	45
Interest	26	—
Total	$267	$303

Note 4 – Financing

At June 30, 2015, financial instruments arising from our financing transactions with YA Global Investments, L.P. (“YA Global”), an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of six consolidated secured convertible debentures (the “Consolidated Debentures”) issued July 1, 2013 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

Secured Debentures – We had originally entered into financing transactions with YA Global, which included a series of twenty-seven secured convertible debentures issued between August 2006 and July 2012. Effective July 1, 2013, the terms of the debentures held by YA Global were modified to consolidate the principal and interest amounts outstanding under all of the outstanding secured convertible debentures previously issued by us to YA Global, such that, upon the issuance of the Consolidated Debentures and cancellation of the prior debentures, the amount of outstanding debentures issued to YA Global decreased from twenty-seven to six debentures. The maturity dates of these secured convertible debentures were also extended from August 1, 2014 to August 1, 2015. In the event the maturity date of these debentures is not extended, we will be unable to repay such debentures and will be in default.

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of June 30, 2015:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back period
				Anti- Dilution
Debenture	Face	Interest	Fixed	Adjusted		Look-back
Issuance Year	Amount	Rate	Price	Price	%	Period
	(in thousands)
2006	$1,962	9.5%	$2.00	$0.000095	90%	125 Days
2007	540	9.5%	$2.00	$0.000095	90%	125 Days
2007	272	-	$2.00	$0.000090	95%	125 Days
2008	1,095	9.5%	$2.00	$0.000095	90%	125 Days
2008	830	-	$2.00	$0.000090	95%	125 Days
2009	—	9.5%	$2.00	$0.000095	90%	125 Days
2011	794	9.5%	$2.00	$0.000095	90%	125 Days
2012	762	9.5%	$2.00	$0.000095	90%	125 Days
2012	210	-	$2.00	$0.000090	95%	125 Days
2013	22,084	9.5%	$2.00	$0.000095	90%	125 Days
2013	7,127	-	$2.00	$0.000090	95%	125 Days
2014	150	9.5%	$2.00	$0.000090	90%	125 Days
Total	$35,826

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

The following table provides a summary of the preferred stock conversions that have occurred since inception and the number of common shares issued upon conversion through June 30, 2015.

	Preferred shares	Preferred shares	Preferred shares	Common shares
	issued	converted	remaining	issued
	(in thousands)

Series C Preferred Stock	22	18	4	1,264,419
Series D Preferred Stock	25	22	3	16,344

The outstanding principal and accrued interest for the debentures as of June 30, 2015 is reflected in the following table in addition to the principal and interest converted since inception and the number of common shares issued upon conversion.

	Outstanding principal and accrued interest at June 30, 2015	Principal and accrued interest converted since inception	Common Shares issued
	(in thousands)

Debentures	$40,779	$12,577	2,754,770

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

The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used as of  June 30, 2015 included exercise estimates/behaviors and the following other significant estimates for valuing the preferred stock embedded derivatives: remaining term of one month, equivalent volatility of 1,137%, stated dividend of 8%, equivalent credit-risk adjusted rate of 13.0% and conversion price of $0.000097. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variability of the conversion prices, fluctuations in the trading market price of our common stock may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look-back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the common stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On June 30, 2015, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under ASC 815-15-25-4).

The following table reflects the face value of the instruments, their amortized carrying value and the fair value of the separately-recognized compound embedded derivative, as well the number of common shares into which the instruments are convertible as of June 30, 2015 and December 31, 2014:

June 30, 2015

	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,317	$4,317	$15	44,505,155
Series D Preferred Stock	348	348	1	3,588,660
Total	$4,665	$4,665	$16	48,093,815

December 31, 2014

	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,332	$4,332	$5	44,659,794
Series D Preferred Stock	348	348	—	3,588,660
Total	$4,680	$4,680	$5	48,248,454

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our quoted common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of June 30, 2015 and December 31, 2014 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as Loss from Change in Fair Value of Derivative Liability – Series C and Series D Preferred Stock and Debentures in the accompanying consolidated statements of operations. The change in fair value during the three months ended June 30, 2015, includes the expiration of 5,517 thousand warrants that were not exercised.

Gain (loss) from change in fair value of derivative liability – Series C and D Preferred Stock and debentures

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Series C Preferred Stock	$(14)	$100	$(10)	$228
Series D Preferred Stock	(1)	7	—	16

Debentures:
2006	–	–	–	—
Gain (loss) from change in fair value of derivative liability	$(15)	$107	$(10)	$244

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

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. We estimate the fair value of the hybrid instrument as the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of June 30, 2015 included: (i) present value of future cash flows for the debentures using an effective market interest rate of 13.0%, (ii) remaining term of one month, (iii) equivalent volatility of 1,137% and anti-dilution adjusted conversion prices ranging from $0.000090 - $0.000097.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of common shares into which the instruments are convertible as of June 30, 2015 and December 31, 2014.

June 30, 2015			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,962	$2,213	24,720,877
2007	812	1,075	11,829,910
2008	1,925	2,117	23,172,004
2009	—	30	331,733
2011	794	894	9,988,987
2012	972	1,093	12,074,836
2013	29,211	32,991	364,314,671
2014	150	154	1,718,125
Total	$35,826	$40,567	448,151,143

December 31, 2014			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,961	$2,019	23,871,436
2007	814	1,000	11,549,397
2008	1,925	1,949	22,598,665
2009	7	46	517,119
2011	785	800	9,469,332
2012	972	1,111	12,926,448
2013	29,211	30,297	354,041,487
2014	170	162	1,930,434
Total	$35,845	$37,384	436,904,318

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as Gain (loss) from change in fair value of hybrid financial instruments in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

Gain (loss) from change in fair value of hybrid financial instruments

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

2006	$(94)	$(170)	$(177)	$(61)
2007	(39)	(71)	(73)	(14)
2008	(92)	(145)	(173)	(58)
2009	—	(13)	—	(5)
2011	(38)	(94)	(72)	(26)
2012	(47)	(34)	(88)	(45)
2013	(1,399)	(101)	(2,635)	(964)
2014	(7)	—	(13)	—
Gain (loss) from changes in fair value of hybrid instruments	$(1,716)	$(628)	$(3,231)	$(1,173)

Warrants – The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		June 30, 2015			December 31, 2014
		Anti- Dilution			Anti- Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price ($)	Warrants	Value	Price ($)	Warrants	Value
		(in thousands)				(in thousands)
Warrants issued with preferred stock:
Series D Preferred Stock	2017	0.0015	5,825	$1	0.0015	5,825	$—

Warrants issued with debentures:
2008	2015	0.0015	14,237	1	0.0015	15,871	1
2010	2015	0.0015	1,540	1	0.0015	5,423	1
2011	2016	0.0015	3,884	—	0.0015	3,884	—
2012	2017	0.0015	2,330	—	0.0015	2,330	—

Total			27,816	$3		33,333	$2

There were 5,517,000 warrants that expired during the three months ended June 30, 2015.

The warrants are valued using a binomial lattice option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of June 30, 2015 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 812% to 1,631%, and risk-free rates of return ranging from 0.01% to 0.66%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected common stock price volatility over the remaining term of the warrants. As a result of the repricing on February 1, 2013, the exercise price of the warrants is currently $0.0001.  The anti-dilution provisions are still applicable so in the future the fixed exercise price of the warrants may be reset to equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the current exercise price of the warrant.

Changes in the fair value of the warrants are reported as Gain from change in fair value of derivative liability – warrants in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

Gain from change in fair value of derivative liability – warrants

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Warrants issued with preferred stock:
Series D Convertible Preferred Stock	$—	$39	$—	$104

Warrants issued with debentures:
2008	—	70	(1)	250
2010	—	37	—	97
2011	—	24	—	68
2012	—	37	—	61
Gain from change in fair value of derivative liability – warrants	$—	$207	$(1)	$580

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the six months ended June 30, 2015 (in thousands):

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2014:	$6	$2	$37,384	$37,392

Fair value adjustments:
Compound embedded derivatives	10	—	—	10
Warrant derivatives	—	1	—	1
Hybrid instruments	—	—	3,231	3,231

Conversions:
August 24, 2006 financing	—	—	(12)	(12)
August 14, 2009 financing	—	—	(16)	(16)
Sep 15, 2014 financing	—	—	(20)	(20)
Ending balance, June 30, 2015	$16	$3	$40,567	$40,586

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

NeoMedia has been active in, and strives to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio globally. Since the launch of our monetization efforts in 2011, NeoMedia has closed one hundred and twelve (112) IP agreements.

On the product side of our business, our barcode solutions include our barcode reader (NeoReader and NeoReader SDK) as well as our barcode creation and management services (NeoSphere and QodeScan). Mobile barcodes continue to be an increasingly important activation element for brands and marketers and we continue to see growth in terms of new customer additions and traffic across our network.

We believe that NeoMedia remains strong and consistent in its approach to the market and that we will continue to differentiate ourselves on the basis of our high quality service offerings, our responsive customer service and support organization, our customizable and full service solutions and our robust intellectual property portfolio.

NeoReader has experienced continued growth particularly in enterprise implementations.  NeoReader continues to be pre-installed on Sony Mobile devices and is available for download from the key “app stores” including Apple App Store™, Google Play™, BlackBerry App World™, Windows® Marketplace, Facebook and Amazon.  Our barcode reader has approximately 80+ million installations world-wide.  Our reader is offered to consumers free of charge, leveraging an ad supported model. We anticipate the growth in consumer utilization will continue as barcodes continue to be utilized for a wide variety of vertical applications.  We also offer NeoReader SDK for enterprise opportunities.  Our research suggests that we are one of the few providers in the global ecosystem to offer Aztec code support, in addition to QR, Data Matrix, Code 39, PDF417 and a variety of 1D symbologies on iOS, Android and Windows Phone 8.

We continue to offer our NeoSphere and QodeScan products for QR creation and campaign management.  We have many Fortune 500 brands using our NeoSphere product in their global barcode operations and QodeScan tends to be used by small and medium sized businesses. We have over 15,000 users of our QR creation services.  Our QR creation services utilize an indirect methodology for our customers, which is also embodied in our intellectual property.

Results of Operations

Income from Operations

The following table sets forth certain data derived from our condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$783	$654	$1,253	$1,657
Cost of revenue	78	87	96	245
Gross profit	705	567	1,157	1,412

Operating expenses:
Sales and marketing expenses	2	40	8	55
General and administrative expenses	308	742	496	1,345
Research and development costs	59	145	107	322

Operating income	$336	$(360)	$546	$(310)

Revenue. Revenue for the three months ended June 30, 2015 and 2014 was $783,000 and $654,000, respectively, an increase of $129,000, or 20%. Revenue for the six months ended June 30, 2015 and 2014 was $1,253,000 and $1,657,000, respectively, a decrease of $404,000, or 24%. The decrease in revenue for the six months ended June 30, 2015, compared to 2014, was primarily due to our reduced focus on sales activities during the first three months of 2015, as the management team worked on refinancing the company and securing new investment partners. The increase in revenue for the three months ended June 30, 2015, compared to 2014, was due primarily to IP license agreements and NeoReader SDK sales.

Cost of Revenues. Cost of revenue for the three months ended June 30, 2015 and 2014 was $78,000 and $87,000, respectively, a decrease of $9,000, or 10%. Cost of revenue for the six months ended June 30, 2015 and 2014 was $96,000 and $245,000, respectively, a decrease of $149,000, or 61%. Cost of revenue relates primarily to third-party professional fees incurred in connection with the sale of our IP licenses, and revenues from our IP licenses decreased year over year.

Sales and Marketing. Sales and marketing expenses were $2,000 and $40,000 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $38,000, or 95%. Sales and marketing expenses were $8,000 and $55,000 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $47,000, or 85%. The decrease in sales and marketing expenses related to a greater focus on social media for marketing of our products.

General and Administrative. General and administrative expenses were $308,000 and $742,000 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $434,000, or 58%. General and administrative expenses were $496,000 and $1,345,000 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $849,000, or 63%. General and administrative expenses were higher during the second quarter of 2014 due to higher public company costs incurred in connection with our merger. General and administrative expenses decreased in 2015 due to reduced legal fees associated with litigation activities efforts, which concluded in Q4 2014.

Research and Development. Research and development expenses were $59,000 and $145,000 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $86,000, or 59%. Research and development expenses were $107,000 and $322,000 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $215,000, or 67%. Research and development expenses decreased due to cost containment efforts and reduction in customized software projects.

Other Income (Expenses)

The following table sets forth certain data derived from our condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Gain (loss) from change in fair value of hybrid financial instruments	$(1,716)	$(628)	$(3,231)	$(1,173)
Gain (loss) from change in fair value of derivative liability – warrants	—	207	(1)	580
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	(15)	107	(10)	244
Gain on extinguishment of debt	—	4,247	—	4,247
Interest expense	(7)	—	(26)	—
Total other income (expense)	$(1,738)	$3,933	$(3,268)	$3,898

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our debentures at fair value in accordance with the applicable accounting codification and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended June 30, 2015 and 2014, the liability related to these hybrid instruments fluctuated, resulting in losses of $1,716,000 and $628,000, respectively. For the six months ended June 30, 2015 and 2014, the liability related to these hybrid instruments fluctuated, resulting in losses of $3,231,000 and $1,173,000, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants. We account for our outstanding common stock warrants that were issued in connection with our preferred stock and our debentures at fair value. For the three months ended June 30, 2015 and 2014, the liability related to these instruments fluctuated, resulting in no change and a gain of $207,000, respectively. For the six months ended June 30, 2015 and 2014, the liability related to these instruments fluctuated, resulting in a loss of $1,000 and a gain of $580,000, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Series C and D Preferred Stock and Debentures. For our Series C and D Preferred Stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the three months ended June 30, 2015 and 2014, the liability related to these hybrid instruments fluctuated, resulting in a loss of $15,000 and a gain of $107,000, respectively. For the six months ended June 30, 2015 and 2014, the liability related to these hybrid instruments fluctuated, resulting in a loss of $10,000 and a gain of $244,000.

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

Liquidity and Capital Resources

	June 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$30	$75

	Six months ended June 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(45)	$(197)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	(6)
Net change in cash and cash equivalents	$(45)	$(203)

We funded our liquidity requirements during the quarter ended June 30, 2015 with funds from operations.

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. Our net loss for the six months ended June 30, 2015 was $2,722,000 as compared to net income of $3,588,000 for the same period in 2014. The operating results for the six months ended June 30, 2015 and 2014, respectively, included $3,242,000 and $349,000 of net expense related to financing instruments, and a gain on the settlement of debt of $4,247,000 in 2014.

Net cash used by operations during the six months ended June 30, 2015 and 2014, respectively, was $45,000 and $197,000. As of June 30, 2015, we have an accumulated deficit of $242.1 million, and a working capital deficit of $41.8 million, including $40.6 million in current liabilities for our derivative and debenture financing instruments.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months if we are unable to generate sufficient cash flows from operations. Our plan is to develop new client and customer relationships and substantially increase our revenue derived from our products/services and IP licensing. If our revenues do not reach the level anticipated in our plan, we will require additional financing in order to execute our operating plan. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our convertible debentures mature on August 1, 2015. In the event the maturity date of these debentures is not extended, we will be unable to repay such debentures and will be in default. The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of shares of common stock outstanding. During the first six months of 2015, there were 681 million shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into shares of common stock.

Sources of Cash and Projected Cash Requirements. As of June 30, 2015, our cash balance was $30,000. The Company’s past financing agreements with YA Global have certain restrictions that could affect future liquidity and business operations. For example, pursuant to the terms of the debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets. Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding. Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C Preferred Stock, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” who is also the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures over financial reporting were effective during the reporting period ended June 30, 2015.

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

In our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 3, 2015, we reported material weaknesses. During the six months ended June 30, 2015, we remediated these material weaknesses by engaging an outside review team with significant experience in (i) reviewing and recording complex debt and equity transactions, (ii) assessing revenue recognition concepts inherent in our transactions, and (iii) writing disclosures contained in financial statements filed in our interim and annual reports.

Management, including the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992 version). Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of June 30, 2015, concluded that the Company maintained effective internal control over financial reporting based on those criteria.

Changes in Internal Control over Financial Reporting — During the six months ended June 30, 2015, we strengthened and increased our controls over financial reporting by engaging an outside review team with significant experience in (i) reviewing and recording complex debt and equity transactions, (ii) assessing revenue recognition concepts inherent in our transactions, and (iii) writing disclosures contained in financial statements filed in our interim and annual reports.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are involved in various legal actions arising in the normal course of business, both as claimant and defendant. We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended June 30, 2015.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	By-laws of the Company		8-K	3.2	12/21/2010
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996

3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006		8-K	10.9	2/21/2006
3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010		8-K	3.1	1/11/2010
3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010		8-K	10.1	1/11/2010
3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010		8-K	3.1	3/11/2010
3.18	Certificate of Merger of Qode Services Corporation into NeoMedia Technologies, Inc.		10-Q	3.18	8/14/2014
5.02	Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers.		8-K	5.02	6/30/2015
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial and Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data. The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: July 29, 2015	/s/ Laura A. Marriott
Laura A. Marriott, Chief Executive Officer and Principal Executive Officer

Dated: July 29, 2015	/s/ Colonel Barry S. Baer
Colonel (Ret.) Barry S. Baer, Chief Financial Officer and Principal Financial and Accounting Officer

Page 25